Form 10QSB
period 1996-06-30
ANICOM INC
filed 1996-08-09
CIK 935802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 1996



                         Commission File Number: 0-25364



                                  ANICOM, INC.
        (Exact name of small business issuer as specified in its charter)


                 DELAWARE                                       36-3885212
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)


          6133 N. RIVER ROAD, SUITE 410, ROSEMONT, ILLINOIS 60018-5171 (Address of principal executive offices, including zip code)


                                  847-518-8700
                           (Issuer's telephone number)



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) whether the issuer has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

         As of July 31, 1996 there were 6,281,928 shares of common stock, par value $.001, of the registrant outstanding.

                                  ANICOM, INC.

                           QUARTER ENDED JUNE 30, 1996

                                      INDEX

                                                                                    PAGE(S)
                                                                                    -------
PART I - FINANCIAL INFORMATION

 Item 1. Condensed Financial Statements

         Consolidated Balance Sheets as of June 30, 1996 (Unaudited)
         and December 31, 1995.......................................................... 1

         Consolidated Statements of Operations for the three and six months ended June 30, 1996 and 1995 (Unaudited)....................................... 2

    `    Consolidated Statements of Cash Flows for the six months
         ended June 30, 1996 and 1995 (Unaudited)....................................... 3

         Notes to Consolidated Financial Statements..................................... 4

         Item 2...Management's Discussion and Analysis of Financial Conditions
         and Results of Operations......................................................11


PART II - OTHER INFORMATION

 Item 1. Legal Proceedings..............................................................14

 Item 2. Changes in Securities..........................................................14

 Item 3. Defaults Upon Senior Securities................................................14

 Item 4. Submission of Matters to a Vote of Security Holders............................14

 Item 5. Other Information..............................................................14

 Item 6. Exhibits and Reports on Form 8-K...............................................14


SIGNATURES..............................................................................15

Item 1. Financial Statements


                                  ANICOM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,       December 31,
                                                                                     1996             1995
                                                                              --------------     -------------
                                                                                 (unaudited)
                                          ASSETS

Current assets:
  Cash and cash equivalents                                                           $7,533            $3,250
  Marketable securities                                                            5,012,439        25,536,282
  Accounts receivable, less allowance for doubtful
      accounts of $271,535 and $120,000 respectively                              18,128,281         6,647,632
  Inventories                                                                     16,311,371         5,245,893
  Prepaid expenses                                                                   796,468           253,596
  Other current assets, primarily deferred taxes                                   1,183,796            50,794
                                                                               --------------     -------------

      Total current assets                                                        41,439,888        37,737,447
                                                                               --------------     -------------

Property and equipment                                                             2,017,591           906,372
  Less: accumulated depreciation                                                     403,416           254,472
                                                                               --------------     -------------
                                                                                   1,614,175           651,900

Other assets, primarily goodwill-net                                              19,282,951         2,779,728
                                                                               --------------     -------------

     Total assets                                                                $62,337,014       $41,169,075
                                                                               ==============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                               $14,267,120        $2,552,714
  Accrued expenses                                                                 2,481,112           489,226
  Current portion of long-term debt and capital lease obligation                   1,603,425           409,679
                                                                              ---------------     -------------
     Total current liabilities                                                    18,351,657         3,451,619
                                                                              ---------------     -------------

Non-current liabilities                                                              667,638               -
Long-term debt and capital lease obligation, net of current portion                3,271,098           576,529

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.001 per share; 10,000,000 shares authorized
    6,282,141 and 6,106,364 shares issued and outstanding respectively                 6,082             5,906
  Preferred stock, par value $ .01 per share, 1,000,000 shares authorized,
    no shares issued and outstanding                                                     -                -
  Paid-in capital                                                                 38,251,560        36,370,738
  Retained earnings                                                                1,788,979           764,283
                                                                              ---------------     -------------
     Total stockholders' equity                                                   40,046,621        37,140,927
                                                                              ---------------     -------------
     Total liabilities and stockholders' equity                                  $62,337,014       $41,169,075
                                                                              ===============     =============

The accompanying notes are an integral part of these financial statements.

                                  ANICOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                      Three Months Ended June 30,    Six Months Ended June 30,
                                    -----------------------------  -----------------------------
                                         1996           1995            1996           1995
                                    -------------  -------------   -------------  -------------

 Net sales                           $28,675,219     $6,247,358     $43,211,344    $12,198,523

 Cost of sales                        21,492,041      4,766,456      32,551,123      9,349,642
                                    -------------  -------------   -------------  -------------

    Gross profit                       7,183,178      1,480,902      10,660,221      2,848,881
                                    -------------  -------------   -------------  -------------



    Selling                            3,382,079        623,689       5,036,855      1,190,920

    General and administrative         2,872,102        627,247       4,306,640      1,183,945
                                    -------------  -------------   -------------  -------------

        Total operating expenses       6,254,181      1,250,936       9,343,495      2,374,865
                                    -------------  -------------   -------------  -------------

 Income from operations                  928,997        229,966       1,316,726        474,016
                                    -------------  -------------   -------------  -------------

 Other income (expense):

    Interest expense                    (81,048)        (1,579)       (110,619)       (49,754)

    Interest income                       95,725         56,451         351,089         74,892
                                    -------------  -------------   -------------  -------------

         Total other income               14,677         54,872         240,470         25,138
                                    -------------  -------------   -------------  -------------

Income before income taxes               943,674        284,838       1,557,196        499,154

 Provision for income taxes              332,300        116,500         532,500        201,398
                                    -------------  -------------   -------------  -------------

 Net Income                             $611,374       $168,338      $1,024,696       $297,756
                                    =============  =============   =============  =============


 Earnings per common share:                $0.10          $0.07           $0.17          $0.14
                                    =============  =============   =============  =============


 Average number of common shares
 outstanding                           6,267,683      2,580,000       6,203,957      2,149,392
                                    =============  =============   =============  =============



   The accompanying notes are an integral part of these financial statements.

                                  ANICOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                   Six Months Ended June 30,
                                                                                 ----------------------------
                                                                                     1996            1995
                                                                                 ------------   -------------

Cash flows from operating activities:
       Net  income                                                                $1,024,696        $297,756
       Adjustments to  reconcile  net income to net cash  provided  by
          (used in) operating activities:
             Provision for bad debts                                                 203,584          19,385
             Depreciation                                                            148,944          34,307
             Amortization                                                            156,295          10,170
             Changes in assets and liabilities:
               Marketable securities                                              20,523,843              -
               Accounts receivable                                                (2,729,681)     (1,201,910)
               Inventories                                                        (1,953,350)       (680,161)
               Prepaid expenses                                                     (423,780)        (25,435)
               Other current assets                                                 (133,002)         24,379
               Accounts payable                                                      551,494         326,347
               Accrued expenses                                                   (1,252,150)        (83,168)
                                                                                 ------------   -------------
                 Total adjustments                                                15,092,197      (1,576,086)
                                                                                 ------------   -------------
                 Net cash (used in) provided by operating activities              16,116,893      (1,278,330)
                                                                                 ------------   -------------

Cash flows from investing activities:
       Property and  equipment additions                                            (336,361)       (143,327)
       Cash paid for acquisitions                                                (10,039,605)             -
                                                                                ------------   -------------
                Net cash used in investing activities                            (10,375,966)       (143,327)
                                                                                 ------------   -------------

Cash flows from financing activities:

       Payments on debt and capital lease obligations                             (5,672,644)     (3,459,243)
       Payments of S  corporation distribution                                            -         (163,032)
       Proceeds from issuance of long-term debt                                           -          700,000
       Proceeds (additional cost)from offering, net                                  (74,502)      6,946,460
       Stock options issued                                                           10,502              -
                                                                                 ------------   -------------
                 Net cash (used in) provided by financing activities              (5,736,644)      4,024,185
                                                                                 ------------   -------------

Net increase in cash                                                                   4,283       2,602,528

Cash beginning of period                                                               3,250           2,750
                                                                                 ------------   -------------
Cash end of period                                                                    $7,533      $2,605,278
                                                                                 ============   =============

Supplemental disclosure of cash flow information:

       Cash  paid for interest                                                       $22,956         $49,754
                                                                                 ============   =============
       Cash paid for income taxes                                                   $449,680        $199,802
                                                                                 ============   =============

   The accompanying notes are an integral part of these financial statements.

                                  ANICOM, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.       Basis of Presentation
         The accompanying consolidated condensed unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of Anicom, Inc. (the "Company") as of June 30, 1996, the results of its operations and its cash flows for the six months and three months ended June 30, 1996 and 1995. Reported interim results of operations are based in part on estimates which may be subject to adjustment. In addition, these interim quarterly results of operations are not necessarily indicative of those expected at year end.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's
Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on February 21, 1996.


2.       Description of Business
         The Company is a specialist in the sale and distribution of multimedia wiring products. The Company sells to a wide array of businesses, including contractors, systems integrators, security/fire alarm companies, regional Bell operating companies, distributors, utilities, telecommunications and sound companies, construction companies, universities and governmental agencies throughout the United States and other parts of North America. The Company generally sells to its customers on an unsecured basis.

3.       Summary of Significant Accounting Policies
         Consolidation
         The accompanying consolidated financial statements consist of Anicom, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Cash and Cash Equivalents
         The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

         Marketable Securities
         Management determines the appropriate classification of its investment in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. At December 31, 1995 the Company's portfolio of marketable securities is accounted for as trading securities and is valued at fair value and consists primarily of preferred stock and municipal bonds with varying maturities and short term liquidity. At June 30, 1996, the portfolio consists primarily of bonds. These securities are rated A1, P1 or AAA as the Company attempts to reduce its credit risk. Based on the type of investment, cost and fair value are the same at December 31,1995 and June 30, 1996.

                                  ANICOM, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


3.       Summary of Significant Accounting Policies, continued

         Inventories
         Inventories are stated at the lower of cost or market. Cost is determined by the weighted average method.


         Property and Equipment
         Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or terms of the lease for leasehold improvements, generally 3 to 7 years.

         Major renewals and improvements are capitalized. Expenditures for maintenance and repairs are expenses as incurred. Upon retirement or other disposition of property, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recognized.


         Other Assets Primarily Goodwill
         Goodwill arising from business combinations is amortized using the straight-line method over forty years. The Company's criteria for periodically evaluating the recoverability of goodwill includes operating performance and undiscounted cash flows of the operating business units.


         Revenue Recognition
         Sales and related cost of sales are recognized upon shipment of products.


         Income Taxes
         The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are established for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, using tax rates in effect for the year in which the differences are expected to reverse.


         Earnings Per Share
         The computation of income per common share is based on the weighted average number of common shares and common equivalents outstanding during each period.

                                 ANICOM, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


4.       Stock Offerings
         On March 1, 1995, the Company completed an initial public offering of 1,200,000 shares of its common stock at $6.00 per share. On March 15, 1995, the underwriters exercised their over-allotment option to purchase 180,000 additional shares of the Company's common stock. Net proceeds to the Company after underwriting discounts and other offering costs were approximately $7,000,000. In connection with the offering, the Company reincorporated in the State of Delaware. All references to the number of shares, per share information and stockholders in the financial statements reflect the number of shares authorized and issued after the reincorporation.

         On November 27, 1995, the Company completed a follow-on public offering of 3,000,000 shares of its common stock at $ 9.00 per share. On November 29, 1995, the underwriters exercised their overallotment option to purchase 450,000 shares of the Company's common stock. Net proceeds to the Company, after underwriting discounts and other offering costs and expenses were approximately $28,600,000.



5.       Long-Term Debt
         Long-term debt consists of the following:

                                                                                June 30,      December 31,
                                                                                  1996            1995
                                                                              -------------   --------------

          Non-collateralized  loans payable to former  shareholders  of acquired companies:
            6.75% due July 28, 1996 and 1997.................................  $   397,327     $    397,327
            6.5% due October 27, 1996 to 1998................................      500,000          500,000
            6.55% due March 12, 1997 to 1999.................................    3,000,000              --
            8.50% due in annual installments of $106,656.....................      648,889              --
            6% due May 30, 1997 to 1999......................................      250,553              --
            Capital lease obligation.........................................       51,789           64,265
            Other............................................................       25,965           24,616
                                                                              -------------   --------------
                                                                                 4,874,523          986,208
          Less current portion...............................................    1,603,425          409,679
                                                                              -------------   --------------
                                                                               $ 3,271,098      $   576,529
                                                                              =============   ==============


                                ANICOM, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


5.       Long-Term Debt, continued
         Maturities of long term debt are as follows:

                      1997...................    $ 1,603,425
                      1998...................      1,582,315
                      1999...................      1,359,892
                      2000...................        106,667
                      Thereafter.............        222,224
                                              ---------------
                                                 $ 4,874,523
                                              ===============



         At December 31,1995, the Company maintained a revolving line of credit with a bank amounting to $4,000,000. The line of credit bore interest at the bank's Base Rate. The credit agreement has been replaced with a new $10 million credit facility dated February 6, 1996. This credit facility bears interest at an annual rate to be determined from time to time based upon either LIBOR plus 1.00% or the bank's Base Rate minus .50%. The facility is unsecured and contains customary financial covenants. The facility will expire on July 31, 1998.



6.       Income Taxes
         The following is a reconciliation of the provision for income taxes, computed at the federal statutory rate to the reported provision for income taxes for the three and six months ended June 30:

                                                            Three Months Ended          Six Months Ended
                                                                  June 30,                   June 30,
                                                             1996         1995           1996        1995
                                                       -------------------------   ------------------------


  Computed income taxes at federal statutory rate..... $   321,000  $    96,900    $   529,500 $   169,700
  State income tax, net of federal benefit............      43,700       19,600         72,000      31,698
  Non-deductible expenses.............................         --           --           2,500         --
  Non-taxable income..................................    (32,400)          --         (71,500)        --
                                                       ------------------------    ------------------------
                                                       $   332,300  $   116,500    $   532,500 $   201,398
                                                       =========================   ========================

                                 ANICOM, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


7.       Stock Options and Warrants
         In January 1995, the Company adopted stock option plans that authorize the granting of options to directors, officers and key employees to purchase unissued common stock of the Company subject to certain conditions, such as continued employment. The option price is equal to the fair market value at the date of grant. These plans authorize the granting of options to purchase up to 650,000 shares of common stock. In February 1996, the Company amended the Employee Stock Option Plan to increase the number of shares of common stock available for grant from 600,000 shares to 1,200,000 shares. This amendment was approved by stockholders in May 1996. In May 1996, the Company amended the directors stock option plan to increase the number of shares of common stock available for grant from 50,000 shares to 100,000 shares. This amendment will be submitted for approval by stockholders at the next meeting of stockholders.

         During 1995, the Company granted stock options to purchase 210,600 shares of common stock. During the first two quarters of 1996, stock options to purchase 424,000 shares of common stock were granted.

         In connection with the initial public offering, the Company issued warrants to purchase up to 120,000 shares of common stock at an exercise price of $7.20 to the representatives of the underwriters. The warrants are exercisable for a five year period commencing February 22, 1996.

         In connection with the purchase of Morgan Hill, warrants to purchase 18,182 shares were issued at an exercise price of $11.00 which vest equally over three years beginning October 2, 1995.


8.       Commitments
         In January 1995, the Company entered into employment agreements with certain officers. In the event of a change in control, as defined, the employment agreements provide for severance payments if employment is terminated. The aggregate base salary payable to these officers under the employment agreements in 1996 is $544,000. In the event of a change in control, the Company may become obligated to make payments to these officers of up to approximately $3,600,000. In connection with the purchase of Northern Wire & Cable, Inc., the Company entered into employment agreements with certain former employees of Northern, two of whom became officers of the Company. The aggregate base salary payable to these two officers under their employment agreements is $440,000 in each of the years 1996 through 2000.


9.       Acquisitions
         On July 31, 1995, the Company acquired Pinnacle Wire and Cable, Inc. ("Pinnacle") of Columbus, Ohio, by a merger of Pinnacle into the Company. The purchase price was $1.4 million payable in cash, notes and common stock.

         On October 2, 1995, the Company acquired Morgan Hill Supply Co., Inc. ("Morgan Hill") of Kingston, New York, through the purchase of all issued and outstanding shares of common stock of Morgan Hill. The purchase price was $1.5 million payable in cash, notes and common stock.

                                ANICOM, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

         9.  Acquisitions,  continued
         On February 22, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Medisco, Inc. ("Medisco") of Indianapolis, Indiana, a distributor of wire and cable products. The purchase price was $837,000 payable in cash.

         On March 12, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Northern Wire & Cable, Inc. ("Northern") of Troy, Michigan. Northern is a specialist in the sale and distribution of wire, cable, fiber optics and connectivity products for structured wiring, power cables, cable assemblies for automation, computers and robotics and value-added services for the Industrial Management and Technology market. Northern had branches in Cleveland, Atlanta, Tampa and Las Vegas. The purchase price was $14.3 million payable in cash, notes and common stock. In addition, the Company assumed $5.6 million of bank indebtedness of Northern that was paid in full at closing.

         On May 30, 1996 the Company acquired substantially all of the assets and assumed certain liabilities of Southern Alarm Supply Co., Inc. ("Southern") of Nashville, Tennessee. Southern is a specialist in the sale and distribution of ancillary security devices and wire. The purchase price was $350,000 payable in cash and common stock.

         All acquisitions have been accounted for under the purchase method. The operating results of the acquisitions are included in the Company's consolidated results of operations from the dates of acquisition. The following unaudited pro forma consolidated financial information assumes the acquisitions occurred on January 1, 1996. The results do not purport to be indicative of what would have occurred had the acquisitions been made at the period presented, or of the results which may occur in the future.

                                                 June 30,
                                                   1996
                                            -------------------

         Net sales..........................      $ 57,150,437
         Operating income...................         1,257,468
         Net income.........................           980,101
         Earnings per common share..........  $            .16

                                ANICOM, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


10.      Supplemental Disclosure of Noncash Investing and Financing Activities
         A summary of the Acquisition of Medisco, Northern and Southern during the Six Months Ended June 30, 1996, is as follows:

          Assets acquired...........................    $ 18,994,000
                                                     ================
          Liabilities assumed.......................    $ 18,908,000
                                                     ================
          Business integration liabilities..........    $  2,728,000
                                                     ================
          Deferred tax asset resulting from
             business integration liabilities.......    $  1,000,000
                                                     ================
          Subordinated loans issued.................    $  3,000,000
                                                     ================
          Common stock issued.......................    $  1,560,000
                                                     ================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated:


                                            Three Months Ended June 30,  Six Months Ended June 30,
                                             -------------------------- ---------------------------

                                                1996          1995          1996          1995
                                             ------------  ------------ -------------  ------------

Income Statement Data:
  Net sales.................................       100.0%        100.0%        100.0%        100.0%
  Cost of goods sold........................        74.9          76.3          75.3          76.6
                                             ------------  ------------ -------------  ------------
  Gross profit..............................        25.1          23.7          24.7          23.4

 Operating expenses:
    Selling expenses........................        11.8          10.0          11.6           9.8
    General and administrative expenses.....        10.1           9.9          10.0           9.6
                                             ------------  ------------ -------------  ------------

  Income from Operations....................         3.2           3.8           3.1           4.0

  Interest (expense)........................        ( .2)           --          ( .3)         ( .4)
  Interest income...........................          .3            .9            .8            .6
                                             ------------  ------------ -------------  ------------
  Income before income taxes................         3.3           4.7           3.6           4.2
  Provision for Income taxes................         1.2           1.9           1.2           1.8
                                             ------------  ------------ -------------  ------------
  Net income................................         2.1%          2.8%          2.4%          2.4%
                                             ============  ============ =============  ============


Results Of Operations
Second Quarter and Six Months Ended June 30, 1996

         The net sales of $28.7 million for the quarter ended June 30, 1996, represented a 359% increase over net sales of $6.2 million for the quarter ended June 30, 1995. Net sales of $43.2 million for six months ended June 30, 1996, represented a 254% increase over net sales of $12.2 million for the six months ended June 30, 1995. These increases reflect improved sales productivity per sales person, expanded breadth and depth of the Company's product offering, and increased sales attributable to acquisitions completed in the second half of 1995 and 1996. The most significant growth in the products offered by the Company have continued to be voice and data communication products and fiber optics.

         The Company's gross profit increased by 385% to $7.2 million in the second quarter of 1996, as compared to $1.5 million in the second quarter of 1995. Gross profit increased by 274% to $10.7 million in the first six months of 1996, as compared to $2.8 million in the first six months of 1995. These improvements are the result of the Company's ongoing strategy to improve gross profit. Gross profit as a percentage of net sales was 25.1% for the second quarter of 1996, as compared to 23.7% for the second quarter of 1995. For the six months ended June 30, 1996, gross profit as a percentage of net sales was 24.7%, as compared to 23.4% for the same six months in 1995. The margin improvement was the result of expanding markets and economic efficiencies in purchasing due primarily to higher net sales.

         Selling expenses for the three months ended June 30, 1996, were $3.4 million as compared to $624,000 for the three months ended June 30, 1995. Selling expenses as a percentage of net sales for the second quarter of 1996, increased to 11.8%, as compared to 10.0% in the second quarter of 1995. Selling expenses as a percentage of net sales for the six months of 1996, increased to 11.6% as compared to 9.8% for the first six months of 1995. These increases reflect the effect of historically higher sales expenses of Northern.

         General and administrative expenses as a percentage of net sales increased to 10.1% for the three months ended June 30, 1996, as compared to 9.9% for the comparable period in 1995. For the six months ended June 30, 1996 general and administrative expenses as a percentage of net sales increased to 10.0%, as compared to 9.6% for the same period in 1995. The increase is primarily due to higher warehouse and distribution costs at Northern, amortization of goodwill from the acquisitions, and other costs that occurred in connection with the Company's integrated growth strategy.

         Interest expense for the second quarter of 1996, increased to $81,048 as compared to $1,579 in the second quarter of 1995. Net interest expense for the first six months of 1996, increased to $110,619 as compared to $49,754 in the first six months of 1995. The Company's issuance of subordinated notes and assumption of certain liabilities for acquisitions, contributed to the increase in interest expense. The Company paid off its revolving line of credit with the bank in the first six months of 1995.

         Interest income increased to $95,725 for the second quarter of 1996, as compared to $56,451 for the same period in 1995. For the six months ended June 30, 1996, interest income increased to $351,089, as compared to $74,892, for the same period in 1995. These increases are due primarily to interest from the investment of funds from the follow-on offering.

         Net income of $611,400 for the second quarter increased approximately 263% over the comparable 1995 period. Net income for the first six months increased approximately 244% to $1,024,700 as compared to $297,800 for the period ended June 30, 1995. The increases were due to higher sales volume and improvements in the gross margin. Earnings per share for the three months ended June 30, 1996 were $.10 per share (based on 6,267,683 average weighted shares outstanding), as compared to $.07 per share (based on 2,580,000 average weighted shares outstanding) for the comparable 1995 period. Earnings per share for the six months ended June 30, 1996 were $.17 per share (based on 6,203,957 average weighted shares outstanding), as compared to $.14 per share (based on 2,149,932 average weighted shares outstanding) for the comparable 1995 period. The average weighted shares outstanding in the first six months of 1996 increased significantly (approximately 189%) over the average weighted shares outstanding in the first six months of the prior year. This increase was due to the issuance of shares in the Company's follow-on offering in November 1995, and the Company's acquisitions.



Liquidity and Capital Resources

         As of June 30, 1996, the Company had working capital of approximately $23.1 million as compared to working capital of $6.9 million on June 30, 1995. The Company's primary ongoing cash requirements relate to the implementation of Anicom's integrated growth strategy.

         The Company has available a $10.0 million unsecured revolving credit facility with Harris Trust & Savings Bank. The credit agreement expires on July 31, 1998, with an interest rate of LIBOR plus 1.00% or the lender's Domestic Base Rate (as defined) minus 0.50%. The credit agreement contains customary representations, warranties and covenants by the Company. As of June 30, 1996, the Company had no amount outstanding under the revolving credit.

         On February 23, 1996, the Company acquired substantially all the assets and assumed certain liabilities of Medisco, Inc. of Indianapolis, Indiana. Anicom used $837,000 of cash to fund the transaction.

         On March 12, 1996, the Company acquired substantially all the assets and assumed certain liabilities of Northern Wire & Cable, Inc. of Troy, Michigan. Anicom used $14.6 million of cash to fund the transaction, $9.0 million at closing and approximately $5.6 million to pay off Northern's bank credit facility.

         On May 30, 1996, the Company acquired substantially all the assets and assumed certain liabilities of Southern Alarm Supply, Inc., of Nashville, Tennessee. Anicom used $100,000 of cash to fund the transaction.

         The Company believes that during the remainder of fiscal 1996, existing cash and cash flows from operations supplemented, if necessary, by draws on the line of credit will be sufficient to fund current operations and its planned expansion program. The Company also believes that the financial flexibility will allow the Company, if necessary, to further increase the revolving credit facility for acquisitions that may occur in fiscal 1996 and 1997.

Inflation
         Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of the operations during the six months, or the quarter ended June 30, 1996.


Seasonality
         The Company experienced, and the Company expects to experience in future years, a modest decrease in the level of activity among many of its customers in the fourth quarter (Thanksgiving and Christmas holidays).

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         Not Applicable.


Item 2.  Changes in Securities
         Not Applicable.


Item 3.  Defaults Upon Senior Securities
         Not Applicable.


Item 4. Submission of Matters to a Vote of Security Holders At the Company's annual meeting of stockholders held on May 23, 1996, as described in the Company's proxy statement dated April 19, 1996, the following proposals were submitted to a vote of the stockholders: (i) election of three Class I directors of the Company; (ii) approval of the Second Amended and Restated Anicom, Inc. 1995 Stock Incentive Plan; and (iii) approval of the Anicom, Inc. 1996 Stock Incentive Plan.

         With respect to the election of directors, Scott C. Anixter, Carl E. Putnam and Lee B. Stern were elected as Class I directors to serve for three year terms expiring at the annual meeting of stockholders in 1999. At least 5,609,911 votes were cast in favor of these directors, no more than 42,309 votes were cast against these directors and there were zero abstentions. The following directors' terms of office continued after the meeting: Alan B. Anixter (term expiring in 1997), Donald C. Welchko (term expiring in 1997), Robert
Brzustewicz,  Sr. (term expiring in 1998),  William R. Anixter (term expiring in
1998), Ira J. Kaufman (term expiring in 1998) and Michael Segal (term expiring in 1997).

         In addition, at the annual meeting, the stockholders approved the Second Amended and Restated Anicom, Inc. 1995 Stock Incentive Plan. 3,664,969 votes were cast in favor of the Second Amended and Restated Anicom, Inc. 1995 Stock Incentive Plan and 109,601 votes were cast against the Second Amended and Restated Anicom, Inc. 1995 Stock Incentive Plan.

         At the annual meeting, the stockholders also approved the Anicom, Inc. 1996 Stock Incentive Plan. 3,469,343 votes were cast in favor of the Anicom, Inc. 1996 Stock Incentive Plan and 323,286 votes were cast against the Anicom, Inc. 1996 Stock Incentive Plan.


Item 5.  Other Information
         Not Applicable.


Item 6.  Exhibits and Reports on Form 8-K
         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K

                  Form 8-K/A, dated May 2, 1996 (Northern Wire & Cable, Inc.)

                  Form 8-K/A, dated May 23, 1996 (Northern Wire & Cable, Inc.)

                                   SIGNATURES
         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ANICOM, INC.
                                                ------------
                                                (Registrant)


Date:  August 9, 1996            By:   /s/ SCOTT C. ANIXTER
                                       -----------------------------
                                       Scott C. Anixter
                                       Co-Chairman and Chief Executive Officer
                                       (Principal Executive Officer)



Date:  August 9, 1996            By:   /s/ DONALD C. WELCHKO
                                       ------------------------------
                                       Donald C. Welchko
                                       Chief Financial Officer
                                       (Principal Financial and
                                          Accounting Officer)