Form 10QSB
period 1996-09-30
ANICOM INC
filed 1996-11-14
CIK 935802

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                 FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended:  September 30, 1996



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

     As of November 1, 1996 there were 15,516,072 shares of common stock, par value $.001, of the registrant outstanding.

================================================================================

                                 ANICOM, INC.

                       QUARTER ENDED SEPTEMBER 30, 1996

                                    INDEX


                                                                                         PAGE(S)
PART I - FINANCIAL INFORMATION                                                           -------

   Item 1.      Condensed Financial Statements

                Consolidated Balance Sheets as of September 30, 1996 (Unaudited)
                and December 31, 1995....................................................     1

                Consolidated Statements of Operations for the three and nine months
                ended September 30, 1996 and 1995 (Unaudited)............................     2

                Consolidated Statements of Cash Flows for the nine months
                ended September 30, 1996 and 1995 (Unaudited)............................     3

                Notes to Consolidated Financial Statements...............................     4

   Item 2.      Management's Discussion and Analysis of Financial Conditions
                and Results of Operations................................................    10


PART II - OTHER INFORMATION

   Item 1.      Legal Proceedings........................................................    14

   Item 2.      Changes in Securities....................................................    14

   Item 3.      Defaults Upon Senior Securities..........................................    14

   Item 4.      Submission of Matters to a Vote of Security Holders......................    14

   Item 5.      Other Information........................................................    14

   Item 6.      Exhibits and Reports on Form 8-K.........................................    14

SIGNATURES...............................................................................    15


Item 1. FINANCIAL STATEMENTS


                                  ANICOM, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                         September 30,    December 31,
                                                                              1996            1995
                                                                         -------------    ------------
                                                                          (unuadited)
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                $    75,988     $     3,250
  Marketable securities                                                      9,011,554      25,536,282
  Accounts receivable, less allowance for doubtful
      accounts of $435,000 and $120,000 respectively                        26,853,122       6,647,632
  Inventories                                                               23,225,327       5,245,893
  Prepaid expenses                                                           1,090,321         253,596
  Other current assets, primarily deferred taxes                             1,360,249          50,794
                                                                           -----------     -----------
      Total current assets                                                  61,616,561      37,737,447
                                                                           -----------     -----------

Property and equipment                                                       3,218,295         906,372
  Less: accumulated depreciation                                               491,207         254,472
                                                                           -----------     -----------
                                                                             2,727,088         651,900

Other assets, primarily goodwill-net                                        25,418,160       2,779,728
                                                                           -----------     -----------

     Total assets                                                          $89,761,809     $41,169,075
                                                                           ===========     ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                         $22,165,340     $ 2,552,714
  Accrued expenses                                                           2,449,058         489,226
  Current portion of long-term debt and capital lease obligation             1,586,545         409,679
                                                                           -----------     -----------
     Total current liabilities                                              26,200,943       3,451,619
                                                                           -----------     -----------

Non-current liabilities                                                        667,638              --
Long-term debt and capital lease obligation, net of current portion          3,149,555         576,529

Commitments and contingencies                                                       --              --

Stockholders' equity:
  Common stock, par value $.001 per share; 30,000,000 shares authorized
   15,515,894 and 12,212,728 shares issued and outstanding respectively          7,562           5,906
  Preferred stock, par value $ .01 per share, 1,000,000 shares authorized,
    no shares issued and outstanding                                                --              --
  Paid-in capital                                                           57,204,585      36,370,738
  Retained earnings                                                          2,531,526         764,283
                                                                           -----------     -----------
     Total stockholders' equity                                             59,743,673      37,140,927
                                                                           -----------     -----------
     Total liabilities and stockholders' equity                            $89,761,809     $41,169,075
                                                                           ===========     ===========


The accompanying notes are an integral part of these financial statements.

                                  ANICOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                   Three Months Ended September 30,     Nine Months Ended September 30,
                                   --------------------------------     -------------------------------
                                        1996            1995               1996          1995
                                   -------------      ----------        ----------    -----------
Net sales                            $33,221,002      $7,718,948       $76,432,346    $19,917,471

Cost of sales                         24,694,110       5,840,815        57,245,233     15,190,457
                                     -----------      ----------       -----------    -----------
   Gross profit                        8,526,892       1,878,133        19,187,113      4,727,014
                                     -----------      ----------       -----------    -----------

   Selling                             3,867,367         828,607         8,904,222      2,019,527

   General and administrative          3,552,993         729,485         7,859,633      1,913,430
                                     -----------      ----------       -----------    -----------

       Total operating expenses        7,420,360       1,558,092        16,763,855      3,932,957
                                     -----------      ----------       -----------    -----------

Income from operations                 1,106,532         320,041         2,423,258        794,057
                                     -----------      ----------       -----------    -----------

Other income (expense):

   Interest expense                      (85,977)         (6,857)         (196,596)       (54,318)

   Interest income                       110,888          45,784           461,977        118,383
                                     -----------      ----------       -----------    -----------

       Total other income                 24,911          38,927           265,381         64,065
                                     -----------      ----------       -----------    -----------

Income before income taxes             1,131,443         358,968         2,688,639        858,122

Provision for income taxes               388,896         151,600           921,396        352,998
                                     -----------      ----------       -----------    -----------

   Net Income                        $   742,547      $  207,368       $ 1,767,243    $   505,124
                                     ===========      ==========       ===========    ===========

   Earnings per common share:        $      0.06      $     0.04       $      0.14    $      0.11
                                     ===========      ==========       ===========    ===========


   Weighted average number of common
   shares outstanding.                13,142,648       5,461,362        12,654,612      4,751,004
                                     ===========      ==========       ===========    ===========





The accompanying notes are an integral part of these financial statements.

                                  ANICOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Nine Months Ended September 30,
                                                         -------------------------------
                                                              1996              1995
                                                         ------------      -------------
Cash flows from operating activities:

   Net income                                              $1,767,243        $  505,124
   Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
      Provision for bad debts                                 411,212            65,782
      Depreciation                                            260,081            60,318
      Amortization                                            292,307            22,253
      Changes in assets and liabilities:
       Marketable securities                               16,524,728                --
       Accounts receivable                                 (6,788,720)       (1,467,159)
       Inventories                                         (5,344,170)       (1,029,580)
       Prepaid expenses                                      (570,475)          (85,244)
       Other current assets                                   (46,853)            7,396
       Accounts payable                                     3,906,038           214,233
       Accrued expenses                                    (1,752,527)           16,258
       Current portion of long-term debt                          -            (230,470)
                                                           ----------        ----------
        Total adjustments                                   6,891,621        (2,426,213)
                                                           ----------        ----------
        Net cash provided by (used in) operating
           activities                                       8,658,864        (1,921,089)
                                                           ----------        ----------

Cash flows from investing activities:
   Property and equipment additions                          (773,512)         (287,589)
   Cash paid for acquisitions                             (14,435,989)         (600,000)
                                                           ----------        ----------
        Net cash used in investing activities             (15,209,501)         (887,589)
                                                           ----------        ----------

Cash flows from financing activities:

   Payments on debt and capital lease obligations         (12,754,146)       (3,462,769)
   Payments of S corporation distribution                          --          (163,032)
   Proceeds from issuance of debt                           4,190,000           700,000
   Proceeds from common stock offerings, net               15,177,016         6,943,975
   Stock options issued                                        10,505                --
                                                           ----------        ----------
        Net cash provided by financing activities           6,623,375         4,018,174
                                                           ----------        ----------

Net increase in cash                                           72,738         1,209,496

Cash beginning of period                                        3,250             2,750
                                                           ----------        ----------

Cash end of period                                         $   75,988        $1,212,246
                                                           ==========        ==========

Supplemental disclosure of cash flow information:

   Cash paid for interest                                  $   23,430        $   56,611
                                                           ==========        ==========

   Cash paid for income taxes                              $  842,080        $  301,000
                                                           ==========        ==========


      The accompanying notes are an integral part of these financial statements.

                                 ANICOM, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying consolidated condensed unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of Anicom, Inc. (the "Company") as of September 30, 1996, the results of its operations and its cash flows for the nine months and three months ended September 30, 1996 and 1995. Reported interim results of operations are based in part on estimates which may be subject to adjustment. In addition, these interim quarterly results of operations are not necessarily indicative of those expected for the year.

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

     MARKETABLE SECURITIES

     Management determines the appropriate classification of its investment in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. At December 31, 1995 and September 30, 1996 the Company's portfolio of marketable securities is accounted for as trading securities, is valued at fair value and consists primarily of preferred stock and municipal bonds with varying maturities and short term liquidity. These securities are rated A1, P1 or AAA as the Company attempts to reduce its credit risk. Based on the type of investment, cost and fair value are the same at December 31,1995 and September 30, 1996.

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


4.   COMMON STOCK

     On September 25, 1996, the number of authorized shares of common stock was increased from 10,000,000 to 30,000,000 following approval of such action by the Company's stockholders at a special meeting. Following such action, a stock split in the form of a 100% stock dividend was declared for holders of record as of October 1, 1996, payable October 7, 1996. All periods presented have been restated to retroactively reflect the 100% stock dividend.


     On September 16, 1996, the Company completed a private placement of 2,423,080 shares of its common stock at $ 6.50 per share. Net proceeds to the Company after related costs and expenses were approximately $ 15,180,000.

     On November 27, 1995, the Company completed a follow-on public offering of 6,000,000 shares of its common stock at $ 4.50 per share. On November 29, 1995, the underwriters exercised their overallotment option to purchase 900,000 shares of the Company's common stock. Net proceeds to the Company, after underwriting discounts and other offering costs and expenses were approximately $28,600,000.

     On March 1, 1995, the Company completed an initial public offering of 2,400,000 shares of its common stock at $3.00 per share. On March 15, 1995, the underwriters exercised their over-allotment option to purchase 360,000 additional shares of the Company's common stock. Net proceeds to the Company after underwriting discounts and other offering costs were approximately $7,000,000. In connection with the offering, the Company reincorporated in the State of Delaware. All references to the number of shares, per share information and stockholders in the financial statements reflect the number of shares authorized and issued after the reincorporation.


5.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                1996           1995
                                                            -------------  ------------
Non-collateralized loans payable to former shareholders of
 acquired companies:
 6.75% due July 28, 1996 and 1997.........................     $  200,000      $397,327
 6.5% due October 27, 1996 to 1998........................        500,000       500,000
 6.55% due March 12, 1997 to 1999.........................      3,000,000         --
 8.50% due in annual installments of $106,656.............        622,222         --
 6% due May 30, 1997 to 1999..............................        250,553         --
 Capital lease obligation.................................        139,334        64,265
 Other....................................................         23,991        24,616
                                                               ----------      --------
                                                                4,736,100       986,208
           Less current portion...........................      1,586,545       409,679
                                                               ----------      --------
                                                               $3,149,555      $576,529
                                                               ==========      ========

Maturities of long term debt are as follows:



                  1997...............   $1,586,545
                  1998...............    1,381,310
                  1999...............    1,380,031
                  2000...............      127,694
                  2001...............      106,667
                  Thereafter.........      153,853
                                        ----------
                                        $4,736,100
                                        ==========


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

     During the quarter ended September 30, 1996 the Company initiated borrowings of $ 4,190,000 which were repaid with the proceeds of the private placement.

6.   INCOME TAXES

     The following is a reconciliation of the provision for income taxes, computed at the federal statutory rate to the reported provision for income taxes for the three and nine months ended September 30:

                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                        1996         1995         1996         1995
                                                     ------------------------    -----------------------
     Computed income taxes at federal statutory rate..    $384,691   $122,000        $914,137   $291,800
     State income tax, net of federal benefit.........      52,273     29,600         124,215     61,198
     Non-deductible expenses..........................     (40,055)     -             (37,517)     -
     Non-taxable income...............................      (8,013)     -             (79,439)     -
                                                          -------------------        -------------------
                                                          $388,896   $151,600        $921,396   $352,998
                                                          ===================        ===================

7.   STOCK OPTIONS AND WARRANTS

     In January 1995, the Company adopted stock option plans that authorize the granting of options to (i) officers and key employees, and (ii) directors to purchase unissued common stock of the Company subject to certain conditions, such as continued service. The option price of options granted under these plans, is equal to the fair market value at the date of grant. These plans authorized the granting of options to purchase up to 1,200,000 and 100,000 shares of common stock, respectively. In February 1996, the Company adopted the 1996 Employee Stock Incentive Plan to increase the total number of shares of common stock available for grant to officers and key employees of the Company from 1,200,000 shares to 2,400,000 shares. The adoption of the 1996 plan was approved by stockholders in May 1996. In May 1996, the Company amended the directors stock option plan to increase the number of shares of common stock available for grant to directors from 100,000 shares to 200,000 shares. This amendment was approved by stockholders in September 1996.

     During 1995, the Company granted stock options to purchase 421,200 shares of common stock. During the first three quarters of 1996, stock options to purchase 848,000 shares of common stock were granted.

     In connection with the initial public offering, the Company issued warrants to purchase up to 240,000 shares of common stock at an exercise price of $3.60 to the representatives of the underwriters. The warrants are exercisable for a five year period commencing February 22, 1996.

     In connection with the purchase of Morgan Hill, warrants to purchase 36,364 shares were issued at an exercise price of $ 5.50 which vest equally over three years beginning October 2, 1995.

8.   COMMITMENTS

     The Company has entered into employment agreements with certain officers. In the event of a change in control, as defined, the employment agreements provide for severance payments if employment is terminated. The aggregate base salary payable to these officers under the employment agreements in 1996 is $734,000. In the event of a change in control, the Company may become obligated to make payments to these officers of up to approximately $4,500,000.

     In connection with the purchase of Northern Wire & Cable, Inc. ("Northern"), the Company entered into employment agreements with certain former employees of Northern, two of whom became officers of the Company. The aggregate base salary payable to these two officers under their employment agreements is $440,000 in each of the years 1996 through 2000.


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

     On March 12, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Northern Wire & Cable, Inc. of Troy, Michigan. Northern is a specialist in the sale and distribution of wire, cable, fiber optics and connectivity products for structured wiring, power cables, cable assemblies for automation, computers and robotics and value-added services for the Industrial Management and Technology market. Northern had branches in Cleveland, Atlanta, Tampa and Las Vegas. The purchase price was $13.3 million payable in cash, notes and common stock. In connection with the acquisition, the Company assumed $5.6 million of bank indebtedness of Northern which was paid in full at closing.

     On May 30, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Southern Alarm Supply Co., Inc. ("Southern") of Nashville, Tennessee. Southern is a specialist in the sale and distribution of ancillary security devices and wire. The purchase price was $350,000 payable in cash and common stock.

     On September 1, 1996, the Company acquired Norfolk Wire & Electronics, Inc. ("Norfolk") through the purchase of all issued and outstanding shares of common stock. Norfolk, a distributor of voice and data products has locations in Virginia, New Jersey and Maryland. The purchase price was $8,000,000 payable in cash and common stock. At the closing the Company paid in full $2.6 million of bank indebtedness of Norfolk.

     On September 3, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Western Wire and Alarm Products, Inc. ("Western") of Denver Colorado. Western is a specialist in the sale and distribution of ancillary security devices and wire. The purchase price was $300,000 payable in cash and common stock. In connection with the acquisition the Company paid in full $50,000 of bank indebtedness of Western.

     All acquisitions have been accounted for under the purchase method. The operating results of the acquisitions are included in the Company's consolidated results of operations from the dates of acquisition. The following unaudited pro forma consolidated financial information assumes the acquisitions occurred on January 1, 1995. The results do not purport to be indicative of what would have occurred had the acquisitions been made at the period presented, or of the results which may occur in the future.



                                             SEPTEMBER  30,    SEPTEMBER  30,
                                                  1996              1995
                                             ---------------------------------
Net sales.............................          $109,167,320       $93,478,961
Operating income......................             2,383,674         2,802,346
Net income............................             1,546,704         1,602,475
Earnings per common share.............          $        .12       $       .12

10.  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     A summary of the noncash investing and financing activities related to the acquisition of Pinnacle, Medisco, Northern, Southern, Norfolk and Western during the nine months ended September 30, 1996 and 1995, is as follows:


                                                                                1996        1995
                                                                            ------------  ---------
Assets acquired......................................................        $28,729,000  $ 996,091
                                                                             ===========  =========
Liabilities assumed..................................................        $26,673,077  $ 917,800
                                                                             ===========  =========
Business integration liabilities.....................................        $ 2,728,000     --
                                                                             ===========  =========
Deferred tax asset resulting from business integration liabilities...        $ 1,000,000     --
                                                                             ===========  =========
Subordinated loans issued............................................        $ 3,000,000  $ 400,000
                                                                             ===========  =========
Common stock issued..................................................        $ 5,660,000  $ 400,000
                                                                             ===========  =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated:


                                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                               SEPTEMBER 30,          SEPTEMBER 30,
                                                           ---------------------  --------------------
                                                             1996        1995        1996        1995
                                                           ---------  ----------  ----------  --------
INCOME STATEMENT DATA:
 Net sales.........................................         100.0%      100.0%      100.0%      100.0%

 Cost of goods sold................................          74.3        75.7        74.9        76.3
                                                            -----       -----       -----       -----
 Gross profit......................................          25.7        24.3        25.1        23.7

 OPERATING EXPENSES:

  Selling expenses.................................          11.6        10.7        11.6        10.1

  General and administrative expenses..............          10.7         9.5        10.3         9.6
                                                            -----       -----       -----       -----
 Income from Operations............................           3.4         4.1         3.2         4.0

 Interest (expense)................................           (.3)         --         (.3)        (.3)

 Interest income...................................            .3          .6          .6          .6
                                                            -----       -----       -----       -----
 Income before income taxes........................           3.4         4.7         3.5         4.3

 Provision for Income taxes........................           1.2         2.0         1.2         1.8
                                                            -----       -----       -----       -----
 Net income........................................           2.2%        2.7%        2.3%        2.5%
                                                            =====       =====       =====       =====

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996

     The net sales of $33.2 million for the quarter ended September 30, 1996, represented a 330% increase over net sales of $7.7 million for the quarter ended September 30, 1995. Net sales of $76.4 million for nine months ended September 30, 1996, represented a 284% increase over net sales of $19.9 million for the nine months ended September 30, 1995. These increases reflect increased sales attributable to acquisitions completed in the fourth quarter of 1995 and in 1996 as well improved sales productivity per sales person, and expanded breadth and depth of the Company's product offering. The most significant growth in the products offered by the Company have continued to be voice and data communication products and fiber optics.

     The Company's gross profit increased by 354% to $8.5 million in the third quarter of 1996, as compared to $1.9 million in the third quarter of 1995. Gross profit increased by 306% to $19.2 million in the first nine months of 1996, as compared to $4.7 million in the first nine months of 1995. These improvements are primarily due to acquisitions completed in the fourth quarter of 1995 and in 1996. Gross profit as a percentage of net sales was 25.7% for the third quarter of 1996, as compared to 24.3% for the third quarter of 1995. For the nine months ended September 30, 1996, gross profit as a percentage of net sales was 25.1%, as compared to 23.7% for the same nine months in 1995. The margin improvement was the result of expanding markets and economic efficiencies in purchasing due primarily to higher net sales.

     Selling expenses for the three months ended September 30, 1996, were $3.9 million as compared to $829,000 for the three months ended September 30, 1995. Selling expenses for the nine months ended September 30, 1996, were 8.9 million as compared to 2.0 million for the nine months ended September 30, 1995. Selling expenses as a percentage of net sales for the third quarter of 1996, increased to 11.6%, as compared to 10.7% in the third quarter of 1995. Selling expenses as a percentage of net sales for the nine months of 1996, increased to 11.6% as compared to 10.1% for the first nine months of 1995. These increases reflect the effect of historically higher sales expenses of Northern Wire & Cable although the percentage for the third quarter of 1996, remains consistent with the sales expense as a percentage of net sales achieved in the second quarter of 1996 ( 11.8% and 11.6% respectively).

     General and administrative expenses as a percentage of net sales increased to 10.7% for the three months ended September 30, 1996, as compared to 9.5% for the comparable period in 1995. For the nine months ended September 30, 1996 general and administrative expenses as a percentage of net sales increased to 10.3%, as compared to 9.6% for the same period in 1995. The increase is primarily due to historically higher warehouse and distribution costs at Northern Wire & Cable related to industrial cable processing, amortization of goodwill from the acquisitions, and other costs that occurred in connection with the Company's integrated growth strategy.

     Interest expense for the third quarter of 1996, increased to $85,977 as compared to $6,857 in the third quarter of 1995. Net interest expense for the first nine months of 1996, increased to $196,596 as compared to $54,318 in the first nine months of 1995. The Company's issuance of subordinated notes and assumption of certain liabilities of acquired companies contributed to the increase in interest expense.

     Interest income increased to $110,888 for the third quarter of 1996, as compared to $45,784 for the same period in 1995. For the nine months ended September 30, 1996, interest income increased to $461,977, as compared to $118,383, for the same period in 1995. These increases are due primarily to interest from the investment of funds from the follow-on offering in November 1995 and the private placement of equity in September 1996.

     Net income of $742,547 for the third quarter increased approximately 258% as compared to $207,368 for the same 1995 period. Net income for the first nine months of 1996, increased approximately 250% to $1,767,243 as compared to $505,124 for the period ended September 30, 1995. The increases were due to higher sales volume and improvements in the gross margin. Earnings per share for the three months ended September 30, 1996, were $.06 per share (based on 13,143,000 weighted average shares outstanding), as compared to $.04 per share (based on 5,461,000 weighted average shares outstanding) for the comparable 1995 period. Earnings per share for the nine months ended September 30, 1996, were $.14 per share (based on 12,655,000 weighted average shares outstanding), as compared to $.11 per share (based on 4,751,000 weighted average shares outstanding) for the comparable 1995 period.

     Effective October 1996, the company declared a stock split in the form of a 100% stock dividend. The weighted average shares outstanding for each of the periods discussed above have been restated to give effect to the stock dividend. The weighted average shares outstanding in the first nine months of 1996, increased significantly (approximately 166%) over the weighted average shares outstanding in the first nine months of the prior year. This increase was due to the issuance of shares in the Company's follow-on offering in November 1995, shares issued for acquisitions in 1996 and the private placement of equity in September of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had working capital of approximately $35.4 million as compared to working capital of $6.1 million on September 30, 1995. The Company's primary ongoing cash requirements relate to the implementation of its integrated growth strategy.

     On September 17, 1996, the Company completed the sale and issuance of 1,211,540 shares of common stock in a private placement that raised approximately $15.8 million before expenses. At a special meeting held on September 25, 1996, the Company's stockholders authorized an increase in common stock from 10,000,000 shares to 30,000,000 shares. Following the stockholders meeting, the Company declared a stock split in the form of a 100% stock dividend. The record date for the stock dividend was October 1, 1996.

     The Company has available a $10.0 million unsecured revolving credit facility with Harris Trust & Savings Bank. The credit agreement expires on July 31, 1998, with an interest rate of LIBOR plus 1.00% or the lender's Domestic Base Rate (as defined) minus 0.50%. The credit agreement contains customary representations, warranties and covenants by the Company. As of September 30, 1996, the Company had no amount outstanding under the revolving credit facility.

     On February 22, 1996, the Company acquired substantially all the assets and assumed certain liabilities of Medisco, Inc. of Indianapolis, Indiana. Anicom used $837,000 of cash to fund the transaction.

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

     On September 1, 1996, the Company acquired all the issued and outstanding shares of common stock of Norfolk Wire & Electronics, Inc. of Virginia Beach, Virginia. Anicom used $6.6 million of cash to fund the transaction, $4.0 million at closing and approximately $2.6 million to pay off Norfolk's bank credit facility.

     On September 3, 1996, the Company acquired substantially all the assets and assumed certain liabilities of Western Wire & Alarm Products, Inc. of Denver Colorado. Anicom used $250,000 of cash to fund the transaction, $200,000 at closing and approximately $50,000 to pay off Western's bank credit facility.

     The Company believes that during the remainder of fiscal 1996, existing cash and cash flows from operations supplemented, if necessary, by draws on the line of credit will be sufficient to fund current operations and its integrated growth strategy. The Company also believes it has the financial flexibility, if necessary, to further increase the revolving credit facility in connection with acquisitions that may occur in 1996 and 1997.

INFLATION

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of the operations during the nine months, or the quarter ended September 30, 1996.

SEASONALITY

     The Company experienced, and the Company expects to experience in future years, a modest decrease in the level of activity among many of its customers in the fourth quarter, primarily due to the Thanksgiving and Christmas holidays.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.


ITEM 2.  CHANGES IN SECURITIES

         Not Applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a special meeting of the Company's stockholders held on September 25, 1996, as described in the Company's proxy statement dated August 28, 1996, the following proposals were submitted to a vote of the stockholders: (i) approval of an amendment to the Company's Certificate of Incorporation to increase the Company's total authorized common stock; (ii) approval of the Amended and Restated Anicom, Inc. 1995 Directors Stock Option Plan; and (iii) approval of the Company's delisting its Common Stock from the Chicago Stock Exchange.

         At the special meeting, the stockholders approved the amendment to the Company's Certificate of Incorporation. 5,606,401 votes were cast in favor of such Amendment and 61,938 votes were cast against such Amendment.

         At the special meeting, the stockholders approved the Amended and Restated Anicom, Inc. 1995 Directors Stock Option Plan. 5,072,303 votes were cast in favor of the Amended and Restated Anicom, Inc. 1995 Directors Stock Option Plan and 572,315 votes were cast against the Amended and Restated Anicom, Inc. 1995 Directors Stock Option Plan.

         At the special meeting, the stockholders also approved the Company's delisting its Common Stock from the Chicago Stock Exchange. 4,133,930 votes were cast in favor of the Company's delisting its Common Stock from the Chicago Stock Exchange and 16,905 votes were cast against the Company's delisting its Common Stock from the Chicago Stock Exchange.


ITEM 5.  OTHER INFORMATION

         Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             3.3 Certificate of Amendment of Certificate of Incorporation of the Company

             10.12    Form of Amended and Restated 1995 Directors Stock Option
                      Plan

             27       Financial Data Schedule

         (b) Reports on Form 8-K

             Form 8-K, dated August 30, 1996 (Norfolk Wire & Electronics, Inc.)

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ANICOM, INC.
                                   ---------------------------------------
                                              (Registrant)


Date:  November 14, 1996           By: /s/ SCOTT C. ANIXTER
                                       --------------------
                                   Scott C. Anixter
                                   Co-Chairman and Chief Executive
                                   Officer
                                   (Principal Executive Officer)



Date:  November 14, 1996           By: /s/ DONALD C. WELCHKO
                                       ---------------------
                                   Donald C. Welchko
                                   Chief Financial Officer
                                   (Principal Financial and  Accounting
                                   Officer)