Form 10KSB
period 1996-12-31
ANICOM INC
filed 1997-03-21
CIK 935802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1996

                         Commission File Number 0-25364

                                  ANICOM, INC.
                 (Name of small business issuer in its charter)

        Delaware                                        36-3885212
 (State of incorporation)                     (IRS Employer Identification No.)

        6133 North River Road, Suite 1000, Rosemont, Illinois 60018-5171
          (Address of principal executive offices, including zip code)

                                 (847) 518-8700
                (Issuer's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

               Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.001
                                (Title of Class)

Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for the fiscal year ended December 31, 1996:  $115,993,079

The aggregate market value of the voting stock held by non-affiliates, based on the closing price of the registrant's Common Stock on March 14, 1997:
$137,998,275

The number of   shares  outstanding   of  the  registrant's  Common Stock  as of
March 14, 1997: 15,811,105

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the issuer's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 21 1997 are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format (check one):   Yes |_|   No  |X|

                                TABLE OF CONTENTS

ITEM                                                                                                           PAGE
----                                                                                                           ----

PART I
         ITEM 1.  DESCRIPTION OF BUSINESS.......................................................................  1
         ITEM 2.  DESCRIPTION OF PROPERTY.......................................................................  7
         ITEM 3.  LEGAL PROCEEDINGS.............................................................................  8
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................  8

PART II
         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......................................  8
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........   9
         ITEM 7.  FINANCIAL STATEMENTS.......................................................................... 13
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......... 13

PART II
         ITEM 9.  DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS;  COMPLIANCE WITH SECTION
                           16(a) OF THE EXCHANGE ACT............................................................ 14
         ITEM 10. EXECUTIVE COMPENSATION........................................................................ 14
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................ 14
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................ 14
         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.............................................................. 15

SIGNATURES...................................................................................................... 16

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS......................................................................F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Anicom, Inc. ("Anicom" or the "Company") specializes in the sale and distribution of communications related wire, cable, fiber optics and computer network and connectivity products. The products offered by Anicom generally fall into four categories: (i) voice and data communications and fiber optics, (ii) sound, security, fire, alarm and energy management systems, (iii) electronic cable and (iv) industrial cable, wiring and assemblies for automation, computers and robotics. The fastest growing products for the Company are in voice and data communications and fiber optics, including an assortment of transmission media (copper and fiber optic cable), components (blocks, brackets, jacks, patch cords, patch panels, connectors and stackable hubs), related hardware and cable assemblies.

Since its inception in 1993, the Company has grown very rapidly through internal expansion and acquisitions. From its initial public offering in February 1995, the Company has grown from 7 to 41 locations.

In 1995, the Company successfully acquired two companies: Pinnacle Wire and Cable, Inc., in July, 1995 and Morgan Hill Supply Company, Inc., in October, 1995. During 1996, the Company successfully completed five acquisitions:
Medisco, Inc., acquired in February 1996, Northern Wire & Cable, Inc., acquired in mid-March 1996, Southern Alarm Supply, Inc., acquired in May 1996, and Norfolk Wire & Electronics, Inc., and Western Wire & Alarm Products, Inc., both acquired in September 1996. In February 1997, the Company acquired Carolina Cable & Connector, Inc. Since July 1995, Anicom has successfully consummated eight corporate acquisitions with aggregate sales of approximately $126.4 million based on the acquired companies operating results for their last fiscal year.

Anicom is a national leader in the sale and distribution of multimedia wiring products. The Company has assembled an experienced management team and has invested in the development of an information technology and distribution system which management believes can support substantial growth. The five person management team that formed Anicom collectively has more than 100 years of experience in the sale and distribution of multimedia wiring products. The Company's Chairman of the Board, Alan B. Anixter, and Board member William R.
Anixter, were the co-founders of Anixter Bros., Inc., an international specialist in the distribution of wire, cable and related products. Alan B. Anixter served as the Chairman and Chief Executive Officer of Anixter Bros., Inc., until 1988. During his career at Anixter Bros., Inc., that company consummated more than 40 corporate acquisitions and by 1988, had grown to over $1.0 billion in annual net sales. In addition, the Company's Chairman and Chief Executive Officer, Scott C. Anixter, previously was a director of Anixter Bros., Inc., and the Company's President, Carl E. Putnam, previously was a Regional Vice President of Anixter Bros., Inc., responsible for a division with approximately $200 million in annual net sales. The Company believes that the extensive industry experience of its management team and sales personnel has enabled it to establish and maintain strong relationships with major vendors and customers and that such experience will continue to serve as a valuable asset in the implementation of Anicom's integrated growth strategy.

Background

Several of the industries serviced by Anicom have experienced significant growth in recent years and are expected to continue to grow at a rapid pace. As these industries continue to evolve, management believes that the demand for products offered by the Company will also continue to grow. Because the Company is not a manufacturer, management believes that it can readily respond to the changing demands of the industries it serves and is not reliant upon the success of a particular product or product category. The products distributed by the Company are components utilized by contractors and end-users in the installation or upgrading of highly technical communications systems. As such, the Company's products often are subject to strict technical specifications. The degree to which products adhere to these technical specifications, such as class of cable or specific connector impedance specifications, is a significant factor in differentiating among products. Accordingly, distributors primarily distinguish themselves by the depth and breadth of products offered and their knowledge of these products. Anicom's sales personnel, who average approximately ten years of experience in the sale and distribution of multimedia wiring products, work with Anicom's customers and vendors to match products to the technical specifications supplied by its customers. Management believes that this level of service is important in attracting and retaining customers as well as distinguishing itself as a provider of products, service and value.

The growing market for the distribution of communications related wire, cable, fiber optics and computer network and connectivity products is highly fragmented, with few companies maintaining greater than $50 million in annual net sales. Management believes that no company accounts for more than 5% of total sales of multimedia wiring products and the ten largest distributors of multimedia wiring products, in the aggregate, represent less than 10% of such sales. In addition to a few national companies, most of the Company's competitors are regional distribution companies with less than $50 million in annual net sales. Anicom's integrated growth strategy focuses on increasing revenue through acquisitions and internal growth into targeted geographical markets while continuing to achieve profitability in existing and acquired operations through the implementation of financial and operational controls.

Voice and Data Communications and Fiber Optics

Anicom's customer base consists of a wide array of businesses, including contractors, systems integrators, security/fire alarm companies, regional Bell operating companies, distributors, utilities, telecommunications and sound contractors, wireless specialists, construction companies, universities and governmental agencies. These customers utilize the products offered by Anicom in a multitude of existing applications. In addition, a large number of leading telecommunications, computer, computer software and entertainment companies have committed significant resources to developing plans for the delivery of broadband communications services which are expected to increase the use of protocols including Ethernet(R) and Fast Ethernet(R) networks, as well as asynchronous transfer mode ("ATM") technology. New systems and technology such as these are anticipated to involve the use of fiber optic cable, copper cable or wires manufactured to specifications different from those currently in use. At the same time, the proliferation of personal computers and advances in networking technology have resulted in increased demand for interconnected local area network ("LAN") and wide area network ("WAN") systems that utilize the products offered by Anicom. The growth of these types of networks has resulted in a separate purchasing process for electronic data transmission cable and components utilized in these networks. Anicom coordinates with end-users, systems integrators and network cable manufacturers in determining specifications of the cable required for a particular network.

Sound, Security, Fire, Alarm and Energy Management Systems

The demand for the multimedia wiring products offered by Anicom for use in these types of systems has increased in recent years as a result of technological advances in commercial building automation, greater concern regarding the safety features of commercial buildings and the increased demand for residential security systems. The growth in this market generally is regarded as the result of increased concern about crime, as well as the result of technological advances that have allowed manufacturers to improve reliability and features while lowering the installed costs of such systems. Similarly, publicly and privately owned buildings, such as office buildings, stadiums, hospitals and correctional facilities, also continue to use more sophisticated computer, security, communications and sound systems that incorporate the types of multimedia wiring products offered by Anicom. The systems used by contractors and systems integrators in these types of facilities not only offer greater building automation and more sophisticated communication systems but also are designed to meet the increasingly stringent safety requirements imposed by local and national building codes.

Electronic and Industrial Cable

Anicom also offers wire and cable products for use in a wide variety of electrical and electronic systems. Anicom sells these products to contractors, end-users, systems integrators and original equipment manufacturers ("OEMs"). The wire and cable products are used in the manufacturing of electrical and electronic equipment, as well as the replacement of wire and cable in existing systems. Anicom also sells and distributes wire and cable products for industrial use in the automotive, mining, marine, petro-chemical, paper and pulp and other natural resource industries.

The Acquisition Strategy Anicom has implemented an integrated growth strategy focusing on increasing revenues through acquisitions and internal growth in targeted geographical markets while continuing to achieve profitability in existing and acquired operations through the implementation of financial and operational controls. Generally, Anicom seeks to acquire an established, high-quality company in a targeted geographical market. Anicom also may pursue companies with substantially greater revenues than those of the Company. Anicom generally expects to retain the management and sales personnel of the acquired company while seeking to increase its net sales through the availability of a greater selection and depth of inventory and to improve its profitability by achieving economies of scale through the use of the Company's integrated inventory and information systems. Anicom believes that management's industry experience and Anicom's inventory and information systems make it an attractive acquirer, particularly for those companies whose owners desire to remain involved in day-to-day operations. As consideration for future acquisitions, Anicom plans to continue to use various combinations of cash, securities and notes.

The Products and Services

Anicom offers a wide selection of communications related wire, cable, fiber optics and computer network and connectivity products supplied by over 300 manufacturers. Anicom focuses on carrying quality, name brand products that meet or exceed industry standards. The products offered by Anicom generally fall into four categories: (i) voice and data communications and fiber optics, (ii) sound, security, fire, alarm and energy management systems, (iii) electronic cable and
(iv) industrial cable, wiring and assemblies for automation, computers and robotics.

The fastest growing products for Anicom are in voice and data communications and fiber optics. Management estimates that less than 20% of the voice and data transmission systems currently in existence utilize fiber optic cable, and management believes that the replacement of existing cable with fiber optic cable represents a significant opportunity for the Company. Anicom sells single, duplex and multifiber cables for internal and external data communication use in the computer network, computer interconnect and building automation and safety markets.

The Company also offers custom and standard cables, both shielded and unshielded, to transmit data for LAN and WAN systems. Anicom offers a wide variety of electronic multiconductor cables for the computer, security, instrumentation and interconnection markets, wire and cable constructions (such as a variety of shielded and unshielded twisted pairs), and ancillary products such as blocks, brackets, jacks, patch cords, patch panels, connectors, stackable hubs, and related hardware and cable assemblies.

The Company carries a wide selection of wire, cable, fiber optics and related computer network and connectivity products used in sound, security, alarm and energy management systems and signaling equipment for fire and life-safety systems. These products include many of the same components used in voice and data communication. Anicom sells these products to low voltage contractors, OEMs and commercial end-users.

Anicom also sells and distributes wire and cable products for use in a wide variety of electrical and electronic systems. Anicom sells these products to contractors, end-users, systems integrators and OEMs. Anicom also sells and distributes wire and cable products for industrial use, including portable cords, power cables, control and instrumentation cables, mining and welding cables, armored and high voltage cables and building wire. In addition, through certain acquisitions completed during 1996, the Company acquired three assembly operations. These assembly operations produce two lines of connector cable products and a line of copper and fiber optic cable cutting and splicing kits. On December 31, 1996, the splicing kit line and one of the connector cable product lines were sold. On March 7, 1997, the remaining line of connector cable products was sold.

In addition to providing multimedia wiring products to customers on a timely basis, Anicom provides value-added, specialized services to its customers, including cutting and re-spooling services, technical support and cable assemblies, in response to specific customer requests. One of Anicom's more popular value-added features is Exacpac(R), which marks packages of wire or cable in one foot increments beginning at the base of the package. This feature allows the end-user to monitor the remaining length of wire or cable in a package without having to keep track of the length of wire or cable used. Anicom also has the ability to procure selected specialty items not readily available to customers, and, through its experienced sales personnel, Anicom is able to offer its customers technical assistance and support in the selection of appropriate products. Certain of Anicom's more experienced sales personnel have developed extensive knowledge in specific product categories (e.g., fiber optics). Anicom's sales personnel are trained to seek out assistance from those salespersons who have developed this degree of knowledge in handling their customers' accounts. Management believes that Anicom more aggressively seeks to capitalize on this expertise and experience than some of the larger, national and regional distributors of multimedia wiring products with which it competes.

Sales and Marketing

Anicom is committed to making it easier and more cost effective for its customers to acquire wire, cable, fiber optics and computer network and connectivity products. Anicom has established strong customer relationships through an extensive and experienced sales and marketing force of approximately 260 people operating nationally out of its 41 locations.

Anicom has seven Regional Vice Presidents with an average of approximately ten years of experience in the sale and distribution of multimedia wiring products.

The sales and marketing force is responsible for establishing and maintaining long-term relationships with customers and industry referral sources, soliciting new business from prospective customers and responding to incoming inquiries and orders. Anicom monitors customer satisfaction through internal controls and regular interaction with its customers.

Anicom identifies potential customers through telemarketing efforts, responses to direct marketing materials, periodic advertisements in trade journals and industry trade shows. Anicom also receives numerous referrals from customers and vendors. Anicom periodically provides product and service information to its customers by distributing promotional literature and product catalogs to existing and potential customers. Sales and marketing representatives follow-up on customer inquiries through further distribution of Anicom's informational materials and on-site visits. Once a customer relationship has been established, Anicom focuses on identifying opportunities to market a broader array of products to the customer.

Anicom rewards its sales and marketing force through an incentive-based bonus program. Under this program, quantifiable performance goals are established each year by Anicom and each employee. In addition, Anicom seeks to achieve Company-wide objectives and encourage a "team" concept by rewarding its sales personnel through supplementary discretionary bonuses based on Company-wide or location-based goals.

Suppliers and Inventory

Management believes that Anicom is not dependent on any particular supplier. Anicom offers a large number of products manufactured by a variety of vendors. Management believes that vendor relationships are critical to Anicom's success, and Anicom focuses sharply on maintaining such relationships. Purchasing decisions generally are made at Anicom's headquarters in the Chicago area and manufacturers are instructed to ship inventory to the sales and warehouse locations (or, in some cases, directly to customers) specified by Anicom. Management believes that Anicom has a good working relationship with its existing suppliers. Management believes that Anicom could obtain competitive products of comparable quality from other suppliers and does not believe that the loss of any one supplier would have a material adverse impact on Anicom's results of operations or financial condition.

Anicom's objective is to provide its customers with a continuity of supply and delivery scheduling that responds to their needs without requiring excessive levels of inventory. Anicom's fully integrated on-line computer network enables it to customarily provide same day shipping on any stock item. Management also can generate real-time information on inventory levels using this on-line system. While the depth and breadth of products offered has increased over the last two years, the emphasis on strict inventory control has allowed the Company to maintain its order completion rate and to support its increasing sales levels without increases in relative inventory levels. The Company continues to improve its inventory management systems, including hiring a Vice President of Purchasing with 15 years of experience, who reports directly to Anicom's

President, Carl Putnam, imposing stricter controls on the discretion of Anicom's sales personnel and improving the forecasting and monitoring capabilities of its inventory management software. Anicom has not experienced any significant inventory obsolescence.

The Management Information Systems

Anicom utilizes a custom-designed information technology system which integrates sales, inventory control and purchasing, financial control and internal communications while providing real-time monitoring of inventory levels and shipping status at all of Anicom's sales and distribution centers. This system enables management to respond quickly and efficiently to customer demands. All of Anicom's locations are networked into the information technology system and integrated with Anicom's centralized processing system. This system has allowed Anicom to quickly integrate the operations of its acquisitions and generally has helped maximize productivity which management believes translates into a lower effective cost to customers. This system also contributes to Anicom's ability to increase sales productivity by enabling the sales force to provide customers with personalized service drawing on information contained in the database, and allows non-technically trained personnel to provide technical product information in marketing the products offered by Anicom.

Customers

Anicom's customer base consists of a wide array of businesses, including auto manufacturers, contractors, systems integrators, security/fire alarm companies, regional Bell operating companies, distributors, utilities, telecommunications and sound contractors, wireless specialists, construction companies, universities and governmental agencies. No customer accounted for more than 10% of Anicom's net sales during either of the past two years, and management believes that Anicom is not dependent on any particular customer. With Anicom's increasing national presence and inventory selection, management will continue to focus more of its efforts on the development of sales to a larger number of national customers.

Competition

The market for multimedia wiring products is highly competitive and fragmented. To compete successfully, management believes that the Company will need to continue to distribute a broad range of technologically advanced products, provide competitive pricing while maintaining its margins, provide prompt delivery of products, deliver responsive customer service, establish and maintain strong relationships with suppliers and customers, and attract and retain highly qualified personnel. Anicom faces substantial competition from several national and regional distributors that have greater financial, technical and marketing resources and distribution capabilities than the Company and from manufacturers who sell directly to end-users for certain large-scale projects.

Trade Names

Anicom maintains a number of registered trademarks and trade names in connection with its business activities, including "Anicom(R)", "Exacpac(R)" and "RAPI-Change(R)." Anicom's policy is to file for trademark and trade name protection for its trademarks and trade names.

Employees

As of March 14, 1997, Anicom employed approximately 490 persons. None of the employees are covered by collective bargaining agreements. Anicom believes that it has good relations with its employees.

Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

The statements contained in Item 1 (Description of Business) and Item 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties more fully described in Anicom's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in Anicom's Resale Prospectus dated November 15, 1996. Anicom cautions readers that these risks and uncertainties could cause Anicom's actual results in 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Anicom. These risks and uncertainties include, without limitation, Anicom's limited operating history on which expectations regarding its future performance can be based, general economic and business conditions affecting the industries of Anicom's customers in existing and new geographical markets, competition from, among others, national and regional distributors that have greater financial, technical and marketing resources and distribution capabilities than Anicom, the availability of sufficient capital, Anicom's ability to identify the right product mix and to maintain sufficient inventory to meet customer demand, Anicom's ability to successfully acquire and integrate the operations of additional businesses and Anicom's ability to operate effectively in geographical areas in which it has no prior experience.

ITEM 2.  DESCRIPTION OF PROPERTY

As of March 14, 1997, Anicom conducted its operations from 41 different locations, all of which are leased. Each of its locations consists of a sales office and a warehouse, except for its locations in Tucson, Arizona; Cerritos, California; Rosemont, Illinois; Baton Rouge, Louisiana; Framingham, Massachusetts; and Tinton Falls, New Jersey which do not include any warehouse space. As of March 14, 1997, Anicom operated out of the following locations:


   Baton Rouge, LA           Elk Grove Village, IL        Plano, TX

   Birmingham, AL            Framingham, MA               Pompano Beach, FL

   Bridgeton, MO             Gaithersburg, MD             Raleigh, NC

   Broadview Hts., OH        Greensboro, NC               Richmond, VA

   Cerritos, CA              Greenville, SC               Rochester, NY

   Charleston, SC            Houston, TX                  Rosemont, IL

   Charlotte, NC             Indianapolis, IN             San Diego, CA

   Charlottesville, VA       Kingston, NY                 Tampa, FL

   Cincinnati, OH            Knoxville, TN                Tinton Falls, NJ

   Columbia, SC              Las Vegas, NV                Troy, MI

   Columbus, OH              Nashville, TN                Tucson, AZ

   Denver, CO                Newport News, VA             Tukwila, WA

   Eagan, MN                 Norcross, GA                 Virginia Beach, VA

                             Phoenix, AZ                  Washington, PA


Anicom's aggregate executive office and sales office space as of March 14, 1997 is approximately 138,000 square feet and its aggregate warehouse space is approximately 310,000 square feet. Generally, Anicom maintains short term leases for its sales offices and warehouses, with options to renew, where possible. Anicom believes that its facilities are adequate for its current and present foreseeable needs in these geographical markets; however, the Company will continue to increase space as the need arises. Management believes that adequate replacement space is readily available in each market.

ITEM 3.  LEGAL PROCEEDINGS

Anicom is not a party to any material legal proceeding nor, to Anicom's knowledge, is any material legal proceeding threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during Anicom's fiscal quarter ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On September 25, 1996, the number of authorized shares of common stock was increased from 10,000,000 to 30,000,000 following approval of such action by the Company's stockholders at a special meeting. Following such action, a 2-for-1 stock split effected in the form of a 100% stock dividend was declared for holders of record as of October 1, 1996, payable October 7, 1996. All periods and sales prices presented have been restated to retroactively reflect the 100% stock dividend.

Since November 21, 1995, Anicom's Common Stock has been quoted on the Nasdaq National Market under the symbol "ANIC". From February 22, 1995, the date of Anicom's initial public offering, through November 20, 1995, Anicom's Common Stock was listed on the Nasdaq SmallCap Market under the symbol "ANIC". The following table sets forth, for the periods indicated, the range of high and low last sale prices for the Common Stock as reported on the Nasdaq National Market and on the Nasdaq SmallCap Market:

                                     1996                      1995
                               High        Low           High         Low
         1st quarter           7 5/8      4 3/8           4 1/4      3 3/16
         2nd quarter          10 1/8      6 3/8          5 5/16       3 7/8
         3rd quarter           9 1/8     6 9/16           7 1/4      4 1/16
         4th quarter          10 1/8      7 7/8           6 3/8       4 1/2

As of March 14, 1997, the approximate number of record holders of Anicom's Common Stock was 736.

As an S Corporation, Anicom made annual S Corporation distributions to its stockholders. During 1995, cash distributions of $163,032 were declared payable to the S Corporation Stockholders of Anicom to fund their estimated tax payments due with respect to the taxable income of Anicom.

Except for S Corporation distributions in 1995, Anicom did not pay cash dividends or distributions on its capital stock during 1995 or 1996. Anicom anticipates that it will retain any future earnings to finance the continuing growth and development of its business. Accordingly, Anicom does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of Anicom's Board of Directors and will depend upon, among other things, future earnings, the success of Anicom's development activities, capital requirements, restrictions in financing arrangements, the general financial condition of Anicom and general business conditions. At present, Anicom's ability to declare or pay dividends is limited under its bank line of credit, which provides that Anicom may not declare or pay any dividends on its Common Stock if at the time of such declaration or payment, any event of default shall have occurred or be continuing.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth selected income statement data of Anicom expressed as a percentage of net sales for the periods indicated:

                                                          1996        1995
Income Statement Data:
  Net sales........................................       100.0%      100.0%
  Cost of goods sold...............................        75.4        76.3
                                                       ---------    --------
  Gross profit.....................................        24.6        23.7
                                                       ---------    --------
  Operating expenses and other:
    Selling expenses...............................        11.3        10.4
    General and administrative expenses............        10.7         9.6
    Gain on sale of product line...................         (.8)         --
                                                       ---------    --------
  Operating income.................................         3.4         3.7
  Interest (expense)...............................         (.2)        (.2)
  Interest income..................................          .5          .9
                                                       ---------    --------
  Income before income taxes.......................         3.7         4.3
  Income taxes.....................................         1.4         1.7
                                                       ---------    --------
  Net income.......................................         2.3%        2.6%
                                                       =========    ========


------------------
Note:  Percentages may not sum due to rounding.

Results of Operations

      Year ended December 31, 1996 compared to year ended December 31, 1995

For the year ended December 31, 1996, the Company established record net sales, net income and earnings per share ("EPS"). On a comparable basis with 1995, net sales increased by more than 295% to $116.0 million, net income increased approximately 243% to $2.6 million and EPS increased 43% to $0.20 per share. These improvements follow record 1995 results of $29.4 million in net sales, net income of $764,000 and EPS of $0.14 per share (based on 46% fewer weighted average shares outstanding).

The increase in net sales is primarily attributed to acquisitions completed in the fourth quarter of 1995 and throughout 1996. The remainder of the improvement is attributed to the Company's expanding breadth and depth of product offerings which has lead to increased market share, expanded market penetration and increased volume with many existing customers.

For the year ended December 31, 1996, Anicom's gross profit as a percentage of net sales increased to 24.6% compared to the 23.7% level achieved in 1995. The improvement is principally a result of economic efficiencies achieved from increased purchasing volume with vendors and centralizing the purchasing function. These factors, combined with the acquired sales volume, resulted in gross profit increasing more than fourfold to $28.6 million in 1996 as compared to $7.0 million in 1995.

Selling expenses increased from $3.1 million or 10.4% of net sales in 1995 to $13.1 million or 11.3% of net sales in 1996. The Company's acquisitions in 1996 resulted in an increase in sales headcount and other variable selling expenses. For 1996, the change in selling expenses as a percentage of net sales resulted from the historically higher selling expenses of Northern Wire & Cable; however, selling expense as a percentage of net sales has decreased in each quarter subsequent to the Northern acquisition.

General and administrative expenses increased from $2.8 million in 1995 to $12.4 million in 1996. The Company's acquisitions in 1996 resulted in an increase in general and administrative expenses. As a percentage of net sales, general and administrative expenses increased to 10.7% from 9.6% in 1995 due primarily to amortization of goodwill resulting from acquisitions, non-recurring acquisition and integration expenses, increased warehousing and distribution costs primarily associated with industrial cable (a product line the Company acquired in its acquisition of Northern Wire & Cable) and increased costs associated with Anicom's successful implementation of its integrated growth strategy.

On December 31, 1996, the Company sold its copper and fiber optic cutting and splicing kit product line and its low voltage cable and fiber optic connector product line, in two separate transactions. Both of these assembled product lines were acquired as a part of the Norfolk Wire & Electronics, Inc. acquisition and were sold as the Company continues to maintain its focus as a distribution specialist. The Company recognized a pre-tax gain of approximately $878,000, net of transaction expenses on these sales. As a result of acquisitions in 1996, the Company also incurred approximately $823,000 of non-recurring, post-acquisition integration costs.

Interest income increased by approximately $308,000 or 120% to $565,000 in 1996 from $256,000 in 1995 as the Company invested the funds raised in its November 1995 follow-on offering and its September 1996 private placement of equity pending use of such funds to finance acquisitions and working capital requirements.

In 1996, interest expense rose by $183,000 to $256,000 The increase was a result of interest incurred on debt issued in certain acquisitions completed during 1996 and other debt assumed in acquisitions.

The provision for income taxes increased to $1.6 million in 1996 from $764,000 in 1995 as a result of the $3.0 million increase in income before taxes. As a percentage of income before income taxes, the provision decreased to 38.2% in 1996 from 39.2% in 1995. This decrease is primarily attributable to income earned on tax-exempt securities.

Liquidity and Capital Resources

As of December 31, 1996, Anicom had working capital of approximately $33.4 million as compared to $34.3 million as of December 31, 1995. At December 31, 1995, working capital was favorably impacted by funds raised in the Company's November 1995 follow-on offering which were not utilized until 1996. The timing of the use of these amounts accounts for the decrease in working capital.

At December 31, 1996, the Company had cash and cash equivalents of $195,000 and marketable securities of $4.3 million. In addition, the Company has a $10.0 million unsecured revolving credit facility (the "Facility") with Harris Trust & Savings Bank which expires on July 31, 1998. The Facility's rate of interest is LIBOR plus 1.0% or the lender's Domestic Base Rate, as defined, less 0.5%. The Facility contains customary representations, warranties and covenants. As of December 31, 1996, the Company had no amount outstanding under the Facility.

Management believes that existing cash, cash equivalents, marketable securities and cash flows from operations supplemented, if necessary, by draws on the Facility will be sufficient to fund current operations, and its planned integrated growth strategy. The Company does not currently have any significant long-term capital requirements which it believes can not be funded from the sources discussed above. However, in connection with its acquisition and integrated growth strategy, the Company's capital requirements may change based upon various factors, primarily related to the timing of acquisitions and the consideration to be used as purchase price. Accordingly, the Company continues to examine opportunities to raise funds through the issuance of additional equity or debt securities through private placements or public offerings.

For the year ended December 31, 1996, operating activities generated $9.1 million compared with the use of $30.4 million in 1995. The significant change between years is principally a result of the accounting required for the Company's portfolio of marketable securities. In 1996, the Company liquidated a significant portion of these investments to fund acquisitions and working capital requirements.

Excluding the impact of these investments, Anicom used $12.1 million in operating activities in 1996 compared with the use of $4.9 million in 1995. The use of cash in operations in 1996 is a result of the substantial growth experienced during the year, primarily replenishing working capital deficiencies of acquired companies and funding business integration liabilities. This working capital expansion resulted in a $6.6 million increase in accounts receivable and a $5.9 million increase in inventory in 1996 as the Company integrated its acquisitions and expanded the depth of its product offerings. The investment in these operating assets was partially offset by a $2.4 million increase, after excluding non-cash transactions, in accounts payable. Finally, the use of cash attributed to accrued expenses is principally a result of the Company funding approximately $3.6 million of business integration liabilities established in connection with the 1996 acquisitions.

Investing activities utilized approximately $15.3 million and $1.8 million in 1996 and 1995, respectively. During 1996, Anicom completed the acquisition of Medisco, Inc. of Indianapolis, Indiana; Northern Wire & Cable, Inc. of Troy, Michigan; Southern Alarm Supply, Inc. of Nashville, Tennessee; Norfolk Wire & Electronics, Inc. of Virginia Beach, Virginia; and Western Wire & Alarm Products, Inc. of Denver, Colorado. Cash paid for 1996 acquisitions totaled approximately $14.2 million. During 1995, the acquisition of Pinnacle Wire & Cable, Inc. of Columbus, Ohio; and Morgan Hill Supply Company of Framingham, New York used approximately $1.4 million in cash.

For the year ended December 31, 1996, net financing activities generated $6.3 million. Financing activities in 1996 included $15.1 million in net proceeds generated from the issuance of common stock in a private placement and $4.2 million drawn on its Facility. These proceeds were partially offset by the use of cash to repay the $4.2 million draw on the Facility and $8.7 million of bank debt assumed in the Company's 1996 acquisitions. In 1995, the Company raised approximately $35.6 million in net proceeds from the issuance of common stock in its initial public offering and its follow-on offering. In addition, the Company borrowed $727,000 against its previous credit facility prior to its initial public offering. Uses of cash for financing activities in 1995 included the repayment of all amounts due under its credit facility and bank debt assumed as a part of its 1995 acquisitions. Also, during the first quarter of 1995, Anicom issued distributions to its Subchapter S Stockholders totaling approximately $163,000. The distribution was used to fund the tax liabilities arising from net income of the Company prior to the termination of its S corporation election.

Inflation

Although the operations of Anicom are influenced by general economic conditions, Anicom does not believe that inflation had a material effect on the results of the operations during 1996.

Seasonality

In the fourth quarter, Anicom has historically experienced, and expects to experience in future years, a modest decrease in the level of activity among many of its customers around the Thanksgiving and Christmas holidays.

Impact of Not Yet Effective Rules

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company will adopt SFAS 128 for the year ended December 31, 1997. Management has not yet determined the impact of implementing this standard.

ITEM 7.  FINANCIAL STATEMENTS
The Financial Statements appear on pages F-1 through F-21.


                                                                       Page
                                                                       ----

Report of Independent Accountants...................................... F-2

Financial Statements:

  Consolidated Balance Sheets as of December 31, 1996 and 1995......... F-3

  Consolidated Statements of Income for the Years Ended
    December 31, 1996 and 1995......................................... F-4

  Consolidated Statements of Stockholders' Equity
    for the Years Ended December 31, 1996 and 1995..................... F-5

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1996 and 1995......................................... F-6

  Notes to Consolidated Financial Statements........................... F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
 Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information with respect to the directors and officers of Anicom is hereby incorporated herein by reference to "Election of Directors - Nominees",
"Election of Directors - Other Directors" and "Executive Officers and Significant Employees" in Anicom's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 1997 (the "1997 Proxy Statement"), which is expected to be filed with the Commission in definitive form no later than April 30, 1997.

Information with respect to required Section 16(a) disclosure is incorporated herein by reference to the section "Compliance with Section 16(a) of the Securities Exchange Act of 1934," in the 1997 Proxy Statement, which is expected to be filed with the Commission in definitive form no later than April 30, 1997.

ITEM 10. EXECUTIVE COMPENSATION

Information with respect to executive compensation is hereby incorporated herein by reference to "Executive Compensation" in the 1997 Proxy Statement, which is expected to be filed with the Commission in definitive form no later than April 30, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is hereby incorporated herein by reference to "Security Ownership of Principal Stockholders and Management" in the 1997 Proxy Statement, which is expected to be filed with the Commission in definitive form no later than April 30, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is hereby incorporated herein by reference to "Certain Transactions" in the 1997 Proxy Statement, which is expected to be filed with the Commission in definitive form no later than April 30, 1997.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.  The following  exhibits are filed with the report or incorporated herein by reference as set forth below.

Exhibit         No.

2.1**           Agreement  and Plan of Merger, dated as of July 18, 1995, among
                Anicom, Pinnacle Wire & Cable,  Inc.,  Raymond J. Costello and
                Robert A. Holous.
2.2***          Stock  Purchase  Agreement,  dated  September  19,  1995,  among
                Anicom, Morgan Hill, Inc. and Kenneth Jay Burgess.
2.3****         Asset  Purchase  Agreement,  dated as of March  4,  1996,  among
                Anicom,  Inc.,  Northern  Wire &  Cable,  Inc.,  and  Copperhead
                Acquisition Corp.
2.4*****        Agreement and Plan of Reorganization, by and among Anicom, Inc.,
                Anicom-Southeast,  Inc.,  Norfolk Wire & Electronics,  Inc., and
                Ronald A.  Hurley,  Robert H.  Jennings,  Stephen M.  Mobley and
                Vonda M. Hall, dated as of August 30, 1996.
3.1*            Restated Certificate of Incorporation of Anicom.
3.2*            Restated Bylaws of Anicom.
3.3******       Certificate  of Amendment of  Certificate  of  Incorporation  of
                Anicom.
4.1*            Specimen Stock Certificate representing Common Stock.
10.1*           Credit Agreement,  dated June 30, 1993,  between  Registrant and
                Harris Trust and Savings Bank, as amended.
10.2*           Commercial Lease Agreement, dated April 30, 1993, between Anicom and Harris Trust and Savings Bank.
10.3*******     Form of 1995 Stock Incentive Plan as Amended and Restated.
10.4*******     Credit Agreement,  dated as of February 6, 1996,  between Anicom and Harris Trust and Savings Bank.
10.6*           Shareholders Agreement
10.8*           Form of Tax Indemnification Agreement
10.9*           Form of Employment Agreement between Anicom and Scott C. Anixter
10.10*          Form of Employment Agreement between Anicom and Carl E. Putnam.
10.11*          Form of  Employment  Agreement  between  Anicom  and  Robert  L.
                Swanson
10.12******     Form of Amended and Restated 1995 Directors Stock Option Plan.
10.13****       Form  of  Employment   Agreement   between   Anicom  and  Robert
                Brzustewicz.
10.14****       Form of Employment Agreement between Anicom and Glen Nast.
10.15****       Non-Negotiable Note issued to Northern Wire & Cable, Inc.
10.16****       Guaranty by Anicom to Northern Wire & Cable, Inc.
10.18           1996 Stock Incentive Plan
10.17           Form of Employment Agreement between  Anicom and Donald Welchko
23.1            Consent of Independent Accountants
21              List of Subsidiaries.
27              Financial Data Schedule
------------------

* Previously filed as an Exhibit to Anicom's Registration Statement on Form SB-2, registration no. 33-87736C and incorporated herein by refrence thereto.
** Previously filed as an Exhibit to Anicom's current report on Form 8-K, dated August 10, 1995 and incorporated herein by refrence.
*** Previously filed as an Exhibit to Anicom's current report on Form 8-K, dated October 16, 1995 and incorporated herein by refrence.
**** Previously filed as an Exhibit to Anicom's current report on Form 8-K, dated March 12, 1996 and incorporated herein by reference.
***** Previously filed as an Exhibit to Anicom's current report on Form 8-K, dated August 30, 1996 and incorporated herein by reference.
****** Previously filed as an Exhibit to Anicom's current report on Form 10-QSB, for the quarter ended September 30, 1996 and incorporated herein by reference.
******* Previously filed as an Exhibit to Anicom's Annual report on Form 10-KSB, for the year ended December 31, 1996 and incorporated herein by reference.

         (b)      Reports on Form 8-K.  The  following   Reports  on Form 8-K or
         Form  8-K/A  were filed  during the last quarter of 1996.

         Form 8-K/A, dated November 1, 1996 (Norfolk Wire & Electronics, Inc.)

         Form 8-K, dated November 5, 1996 (Press Release)

         Form 8-K/A, dated November 5, 1996 (Norfolk Wire & Electronics, Inc.)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 1997.

                                  ANICOM, INC.


                                 By:   /s/ SCOTT C. ANIXTER
                                       --------------------
                                       Scott C. Anixter
                                       Chairman and Chief Executive Officer

This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                    Title                          Date
-------------------------  ----------------------------      ------------------

                          Chairman and Chief Executive        March 20, 1997
/s/ Scott C. Anixter      Officer (Principal Executive
------------------------  Officer)
    Scott C. Anixter

/s/ Alan B. Anixter       Chairman of the Board               March 20, 1997
------------------------
    Alan B. Anixter

                          President and Chief Operating       March 20, 1997
/s/ Carl E. Putnam        Officer and a Director
------------------------
    Carl E. Putnam

                          Vice President, Chief Financial     March 20, 1997
                          Officer and a Director (Principal
/s/ Donald C. Welchko     Financial and Accounting Officer)
------------------------
    Donald C. Welchko

/s/ Lee B. Stern          Director                            March 20, 1997
------------------------
    Lee B. Stern

/s/ Michael Segal         Director                            March 20, 1997
------------------------
    Michael Segal

                                  ANICOM, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                       Page
                                                                       ----

Report of Independent Accountants...................................... F-2

Financial Statements:

  Consolidated Balance Sheets as of December 31, 1996 and 1995......... F-3

  Consolidated Statements of Income for the Years Ended
    December 31, 1996 and 1995......................................... F-4

  Consolidated Statements of Stockholders' Equity
    for the Years Ended December 31, 1996 and 1995..................... F-5

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1996 and 1995......................................... F-6

  Notes to Consolidated Financial Statements........................... F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and the Board of Directors of ANICOM, Inc.:

We have audited the accompanying consolidated balance sheets of Anicom, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting policies used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anicom, Inc. as of December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                            COOPERS & LYBRAND L.L.P.



Chicago, Illinois
January 31, 1997

                                  ANICOM, INC.
                           Consolidated Balance Sheets
                           December 31, 1996 and 1995

                                                            1996          1995
                                   ASSETS
Current assets:
  Cash and cash equivalents                            $   195,050        $3,250
  Marketable securities                                  4,344,842    25,536,282
  Accounts receivable, less allowance for
    doubtful accounts of $980,000 and
    $120,000, respectively                              26,972,035     6,647,632
  Inventory                                             23,452,592     5,245,893
  Prepaid expenses                                         594,113       253,596
  Notes receivable, current portion                        195,069          --
  Deferred income taxes                                  1,557,150        31,000
  Other current assets                                     227,704        19,794
                                                       -----------   -----------
      Total current assets                              57,538,555    37,737,447
                                                       -----------   -----------

Property and equipment, net                              2,819,809       651,900
Notes receivable                                           800,000          --
Goodwill, net of accumulated amortization of
  $478,000 and $23,260, respectively                    26,770,603     2,770,541
Other assets                                                24,890         9,187
                                                       -----------   -----------
      Total assets                                     $87,953,857   $41,169,075
                                                       ===========   ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $20,727,152   $ 2,532,714
  Accrued expenses                                       1,818,283       489,226
  Long-term debt, current portion                        1,597,616       409,679
                                                       -----------   -----------
      Total current liabilities                         24,143,051     3,431,619
                                                       -----------   -----------

Long-term debt, net of current portion                   3,012,784       576,529
Deferred income taxes                                      164,835        20,000
Other liabilities                                          773,910          --
                                                       -----------   -----------
      Total liabilities                                 28,094,580     4,028,148
                                                       -----------   -----------

Commitments and Contingencies

Stockholders' Equity:
  Common stock,  par value $.001 per share;
    30,000,000 and 20,000,000 shares authorized,
    respectively; 15,559,805 and 12,212,728 shares
    issued andoutstanding, respectively                      7,530         5,906
  Preferred stock, par value $.01 per share;
    1,000,000 shares authorized;
    no shares issued and outstanding                          --            --
  Additional paid-in capital                            56,464,954    36,370,738
  Retained earnings                                      3,386,793       764,283
                                                       -----------   -----------
      Total stockholders' equity                        59,859,277    37,140,927
                                                       -----------   -----------
        Total liabilities and stockholders' equity     $87,953,857   $41,169,075
                                                       ===========   ===========



The accompanying notes are an integral part of these consolidated financial statements.

                                  ANICOM, INC.
                        Consolidated Statements of Income
                 For the Years Ended December 31, 1996 and 1995

                                                  1996              1995

Net sales                                    $ 115,993,079    $  29,357,597
Cost of sales                                   87,441,698       22,404,331
                                             -------------    -------------
  Gross profit                                  28,551,381        6,953,266
                                             -------------    -------------

Operating expenses and other:
  Selling                                       13,067,855        3,058,268
  General and administrative                    12,425,713        2,821,938
  Gain on sale of assembly product lines          (878,315)            --
                                             -------------    -------------
      Total operating expenses and other        24,615,253        5,880,206
                                             -------------    -------------

Income from operations                           3,936,128        1,073,060
                                             -------------    -------------

Other income (expense):
  Interest income                                  564,560          256,310
  Interest expense                                (256,086)         (72,887)
                                             -------------    -------------
    Total other income (expense)                   308,474          183,423
                                             -------------    -------------


Income before income taxes                       4,244,602        1,256,483
                                             -------------    -------------

Provision for income taxes                       1,622,092          492,200
                                             -------------    -------------

Net income                                   $   2,622,510    $     764,283
                                             =============    =============

Earnings per common share                    $         .20    $        0.14
                                             =============    =============

Weighted average common shares outstanding      13,384,251        5,540,140
                                             =============    =============




The accompanying notes are an integral part of these consolidated financial statements.

                                  ANICOM, INC.
                Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 1996 and 1995




                                                       Common Stock
                                                 -------------------------      Additional                       Total
                                                                                 Paid-In        Retained     Stockholders'
                                                   Shares         Amount         Capital        Earnings          Equity
Balance, January 1, 1995                         2,400,000          $1,000                        $156,075        $157,075

Distribution to former Subchapter S                                           $     (6,957)       (156,075)       (163,032)
  shareholders

Proceeds from issuance of common stock, net
  of offering costs                              9,660,000           4,830      35,577,772                      35,582,602

Issuance of common stock for acquisitions          152,728              76         799,923                         799,999

Net income                                                                                         764,283         764,283
                                              ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1995                      12,212,728           5,906      36,370,738         764,283      37,140,927

Proceeds from issuance of common stock, net
  of offering costs                              2,423,080           1,212      15,052,920                      15,054,132

Issuance of common stock for acquisitions          871,792             435       5,537,026                       5,537,461

Exercise of stock options                            8,480               4          11,096                          11,100

Exercise of warrants to purchase common
  stock                                             98,520               _               _                               _

Receipt and cancellation of common stock
  received in sale of a business                   (54,795)            (27)       (506,826)                      (506,853)

Net income                                                                                       2,622,510       2,622,510
                                              ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1996                      15,559,805    $      7,530    $ 56,464,954    $  3,386,793    $ 59,859,277
                                              ============    ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                                  ANICOM, INC.
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1996 and 1995

                                                          1996          1995
Cash flows from operating activities:
   Net income                                         $2,622,507      $764,283
   Adjustments to reconcile net income to
       net cash provided by (used in)
       operating activities:
   Depreciation                                          441,341       119,678
   Amortization                                          482,475        26,939
   Deferred income taxes                                 527,500       (11,000)
   Gain on sale of product lines                        (878,315)           --
    Increase (decrease) in cash attributable to
     changes in assets and liabilities
       Marketable securities                          21,191,440   (25,536,282)
       Accounts receivable                            (6,630,839)   (1,729,240)
       Inventories                                    (5,912,104)   (1,936,649)
       Prepaid expenses                                 (205,998)     (179,856)
       Other current assets                              (77,620)       14,389
       Accounts payable                                2,366,149    (1,861,299)
       Accrued expenses                               (4,799,694)      (55,614)
                                                     ------------ -------------
           Net cash provided by
             (used in) operating activities             9,126,842   (30,384,651)
                                                     ------------ -------------

Cash flows from investing activities:
   Purchase of property and equipment                 (1,105,689)     (394,550)
   Cash paid for acquired companies                  (14,200,545)   (1,433,994)
                                                     ------------ -------------
           Net cash used in investing activities     (15,306,234)   (1,828,544)
                                                     ------------ -------------

Cash flows from financing activities:
   Proceeds from issuance of common stock,
      net of offering costs                           15,054,132    35,575,644
   Proceeds from long-term debt                        4,190,000       727,448
   Payment of long-term debt and assumed bank debt   (12,884,040)   (3,926,365)
   Exercise of stock options                              11,100            --
   Payment of S corporation distribution                      --      (163,032)
                                                     ------------ -------------
           Net cash provided by financing activities   6,371,192    32,213,695
                                                     ------------ -------------

Net increase in cash and cash equivalents                191,800           500

Cash and cash equivalents, beginning of year               3,250         2,750
                                                     ------------ -------------

Cash and cash equivalents, end of year                  $195,050        $3,250
                                                     ============ =============
Supplemental Cash Flow Information:
   Cash paid for interest                                $80,885       $54,053
                                                     ============ =============

   Cash paid for income taxes                         $1,381,893      $591,701
                                                     ============ =============

The accompanying notes are an integral part of these consolidated financial statements.

                                  ANICOM, INC.

                   Notes to Consolidated Financial Statements


1.       Nature of Business and Summary of Significant Accounting Policies

         Nature of Business

         Anicom, Inc. and Subsidiaries (the "Company") specialize in the sale and distribution of communications related wire, cable, fiber optics and computer network and connectivity products.

         The Company sells to a wide array of customers, including contractors, systems integrators, security/fire alarm companies, regional Bell operating companies, distributors, utilities, telecommunications and sound contractors, wireless specialists, construction companies, universities, governmental agencies and companies involved in the automotive, mining, marine, petro-chemical, paper and pulp and other natural resource industries. The Company's customers are located throughout the United States of America and other parts of North America. The Company generally sells to its customers on an unsecured basis.

         In connection with certain acquisitions completed during 1996 (See Note
         8), the Company acquired three assembly operations. These operations produce two lines of connector cable products and a line of copper and fiber optic cable cutting and splicing kits which are sold through the Company's distribution channels. On December 31, 1996, the splicing kit line and one of the connector cable product lines were sold. Also see
         Note 12 for subsequent event.

         Consolidation

         The accompanying consolidated financial statements consist of Anicom, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents
+
         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                                  ANICOM, INC.

1. Nature of Business and Summary of Significant Accounting Policies, continued

         Marketable Securities

         Management determines the appropriate classification of its investment in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company's portfolio of marketable securities is accounted for as trading securities, is valued at fair value and consists primarily of preferred stock and municipal bonds with varying maturities and short term liquidity. These securities generally have maturities of 28 days or less and are rated A1, P1 or AAA as the Company attempts to reduce its credit risk. Cost approximates fair value for these investments.

         Inventory

         Inventory, which primarily consists of finished goods, is stated at the lower of cost or market. Cost is determined by the weighted average method.

         Property and Equipment

         Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the assets or the terms of the lease for leasehold improvements, generally 3 to 7 years.

         Major renewals and improvements are capitalized. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or other disposition of property, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recognized.

         Goodwill

         Goodwill arising from business combinations is amortized using the straight-line method over forty years. The Company's evaluation of the recoverability of goodwill includes operating performance and undiscounted cash flows of the acquired business units.

         Income Taxes

         Subsequent to January 1, 1995, the Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are established for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates.

         Prior to January 1, 1995, the Company's stockholders elected to be treated as a Subchapter S Corporation for income tax purposes. Accordingly the Company's stockholders were responsible for all federal and certain state income tax liabilities arising from the Company's operations. The Company's S Corporation status was terminated as of January 1, 1995. A cash distribution of $163,032 was paid to the Subchapter S Shareholders of the Company in 1995, representing tax payments due with respect to the taxable income of the Company prior to the termination of its S Corporation status.

                                  ANICOM, INC.

1. Nature of Business and Summary of Significant Accounting Policies, continued

         Revenue Recognition

         Sales and the related cost of sales are recognized upon the shipment of products.

         Earnings Per Common Share

         The computation of earnings per common share is based on the weighted average number of common shares and common equivalents outstanding during each period.

         Stock-Based Compensation

         During 1996, the Company was required to adopt Statement of Financial Accounting Standards No 123, Accounting for Stock-Based Compensation ("SFAS No. 123") which encourages entities to adopt a fair value based method of accounting for stock-based compensation plans in place of the provisions of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB No. 25") for all arrangements under which employees receive shares of stock or other equity instruments of the employer.

         As allowed by SFAS No. 123, the Company will continue to apply the provisions of APB No. 25 in accounting for its stock-based employee compensation arrangements and will disclose pro forma net income and earnings per share information in its footnotes as if the fair value method suggested in SFAS No. 123 had been applied.

         The Company recognizes compensation cost for stock-based compensation awards equal to the difference between the quoted market price of the stock at the date of grant and the price to be paid by the employee upon exercise in accordance with the provisions of APB No. 25. Based upon the terms of Company's current stock option plans, the stock price on the date of grant and price paid upon exercise are the same, thus no compensation charge is required to be recognized.

         Reclassifications

         Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

                                 ANICOM, INC.

2.       Notes Receivable

         In connection with the sale of the cable cutting and splicing kit product line, the Company accepted a $500,000 promissory note, collateralized by the assets of the acquiring company. The note bears interest at 7.5%. All principal and accrued interest is due and payable on December 31, 1998.

         In connection with the sale of a connector cable product line, the Company accepted a $375,000 senior secured promissory note, collateralized by the stock of the acquiring company and personally guaranteed by its president. The note bears interest at 6%. The note contains scheduled payments which are due and payable in five equal installments of principal and interest beginning on December 31, 1997. Payments may be deferred or accelerated based on the Company's purchases from the acquiring company, as defined; however, all outstanding principal and interest is due and payable in full on December 31, 2001.

3.       Property and Equipment

         At December 31, property and equipment consisted of the following components:

                                                         1996           1995
         Machinery, equipment and vehicles              $846,714       $233,031
         Office equipment                                928,452        320,279
         Computer equipment and software               1,190,451        242,850
         Leasehold improvements                          410,974         34,296
         Capital lease and other                         139,031         75,916
                                                    -------------  -------------
              Total cost                               3,515,622        906,372
         Less:  accumulated depreciation and
                amortization                            (695,813)      (254,472)
                                                    =============  =============
               Property and equipment, net            $2,819,809       $651,900
                                                    =============  =============

                                 ANICOM, INC.

4.       Long-Term Debt

         At December 31, long-term debt consisted of the following:

                                                            1996         1995
         Non-collateralized  loans  payable to
         former  shareholders  of acquired
         companies, each due in equal installments
         (except as noted):
           6.55% note due March 12, 1997 to 1999         $3,000,000
           Prime rate note (8.5% at 12/31/96),
             payable in monthly installments
             through July 1, 2002                           595,556
           6.00% notes due May 30, 1997 to 1999             250,553
           6.00% note due October 27, 1998                  333,334    $500,000
           6.75% notes due July 28, 1997                    200,000     397,327
         Other                                              230,958      88,881
                                                         ----------- -----------
                                                          4,610,400     986,208
           Less:  current portion                        (1,597,616)   (409,679)
                                                         ----------- -----------
                                                         $3,012,784    $576,529
                                                         =========== ===========

         The aggregate maturities in each of the five years ending December 31, 1997 to 2001 and thereafter are $1,597,616, $1,403,146, $1,228,139,
         $146,334, $135,415 and $99,750, respectively.

         At December 31,1996, the Company had a $10 million credit facility (the "Credit Agreement"). The Credit Agreement is unsecured, contains customary financial covenants (interest coverage, tangible net worth, etc.) and expires on July 31, 1998. The Credit Agreement bears interest at an annual rate to be determined from time to time based upon either LIBOR plus 1.00% or the bank's Base Rate minus .50%. The Credit Agreement replaced the Company's revolving line of credit which totaled $4 million. At December 31, 1996 and 1995, no amount was outstanding under either of these financing arrangements.

5.       Common Stock

         On September 25, 1996, the number of authorized shares of common stock was increased from 10,000,000 to 30,000,000 following approval of such action by the Company's stockholders at a special meeting. Following such action, a 2-for-1 stock split effected in the form of a 100% stock dividend was declared for holders of record as of October 1, 1996, payable October 7, 1996. All share data and periods presented have been restated to retroactively reflect the 100% stock dividend.

         On September 16, 1996, the Company completed a private placement of 2,423,080 shares of its common stock at $ 6.50 per share. Net proceeds to the Company after related costs and expenses were approximately $15,100,000.

                                 ANICOM, INC.

5.       Common Stock, continued

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

6.       Income Taxes

         The provision for income taxes for the years ended December 31, 1996 and 1995 is comprised of the following:

                                           1996            1995
           Current:
              Federal                    $879,000         $421,100
              State                       215,592           82,100
                                   ---------------   --------------
                                        1,094,592          503,200
                                   ---------------   --------------
           Deferred:
              Federal                     442,500           (9,100)
              State                        85,000           (1,900)
                                   ---------------   --------------
                                          527,500          (11,000)
                                   ---------------   --------------
                                       $1,622,092         $492,200
                                   ===============   ==============

                                 ANICOM, INC.

6.       Income Taxes, continued

         The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to the provision for income taxes reported for the years ended December 31, 1996 and 1995:

                                                           1996         1995
           Computed income taxes at federal
             statutory rate                             $1,485,600    $427,204
           State income taxes, net of federal benefit      190,000      59,811
           Non-deductible goodwill amortization            128,700      26,205
           Other non-deductible expenses                   184,692      24,888
           Non-taxable investment income                  (293,900)    (45,908)
           Other                                           (73,000)         --
                                                      ------------- -----------

                                                        $1,622,092    $492,200
                                                      ============= ===========

         At December 31, 1996 and 1995, deferred income tax assets and liabilities consisted of the following components:

                                                          1996         1995
           Deferred income tax asset
            (current):
              Accounts receivable                          $42,600     $31,000
              Inventory                                    401,500
              Business integration liabilities, current  1,117,300
              Other                                        ( 4,250)
                                                      ------------- -----------
                                                         1,557,150      31,000
                                                      ------------- -----------
           Deferred income tax liability
             (non-current):
              Property and equipment                      (126,375)    (20,000)
              Goodwill                                    (309,000)
              Gain on sale of product lines                (51,300)
              Business integration liabilities,
                 non-current                                321,840
                                                      ------------- -----------
                                                          (164,835)    (20,000)
                                                      ------------- -----------
              Net deferred income tax asset             $1,392,315     $11,000
                                                      ============= ===========

                                 ANICOM, INC.

7.       Stock Options and Warrants

         In January 1995, the Company adopted the 1995 Stock Incentive Plan (the "1995 Plan") and the Directors' Option Plan (the "Directors Plan") which authorize the granting of options to officers, key employees and directors to purchase unissued common stock of the Company subject to certain conditions, such as continued service. The 1995 Plan and the Directors Plan authorized the granting of up to 1,200,000 and 100,000 options to purchase common stock, respectively. The option price of options granted under either of these plans is equal to the fair market value on the date of grant.

         In February 1996, the Company adopted the 1996 Employee Stock Incentive Plan (the "1996 Plan") which authorized the granting of an additional 1,200,000 options to purchase common stock of the Company. The adoption of the 1996 Plan was approved by stockholders in May 1996.

         The Company amended the Directors Plan to increase the total number of shares of stock available for grant to directors to 200,000 shares in May 1996. This amendment was approved by stockholders in September 1996.

         All outstanding options vest ratably over periods ranging from 3 to 5 years.

         A summary of information related to these options for the years ended December 31, 1996 and 1995 follows:

                                                                     1996                        1995
                                                                          Weighted                    Weighted
                                                                          Average                     Average
                                                                          Exercise                    Exercise
                                                                Shares     Price           Shares      Price
           Outstanding, beginning of year                       364,900     $3.71            --           --
           Granted                                            1,309,495      8.02          364,900      $3.71
           Exercised                                             (6,483)     3.00            --           --
                                                              ----------   -------       ----------    -------
           Outstanding, end of year                           1,667,912     $7.10          364,900      $3.71
                                                              ==========   =======       ==========    =======

           Available for grant, end of year                     925,605                    935,100
                                                              ==========                 ==========

           Price range at end of year                     $3.00 to $9.00             $3.00 to $4.50
                                                          ==============             ==============

           Price range for exercised shares                        $3.00                         --
                                                              ==========                 ==========

           Weighted-average fair value of options
           granted during the year                           $3,251,632                    $462,700
                                                             ==========                  ==========

                                 ANICOM, INC.

     7.   Stock Options and Warrants, continued

         The following table summarizes information about fixed-price stock options outstanding at December 31, 1996:

                                                                   Weighted         Weighted
                                   Number         Number      Average Remaining      Average
                 Price          Outstanding    Excercisable    Contractual Life   Exercise Price
               $3.00 to $4.50      359,417         89,367         3.02 years           $3.72
               $5.75 to $6.89      321,000         20,000         2.11 years            6.16
               $7.88 to $9.00      987,495         40,333         3.93 years            8.64
                               ------------   ------------                       ------------
                                 1,667,912        149,700                              $7.10
                               ============   ============                       ============

         SFAS No. 123 requires the Company to disclose pro forma net income and earnings per share determined as if the Company had accounted for stock-based compensation awards granted after December 31, 1994 under the fair value method described in that statement. For purposes of this disclosure, the fair value of options under SFAS No. 123 were estimated at each grant date using a Black-Scholes option pricing model, the most commonly used model, and the following assumptions: risk-free interest rates from 5.66% to 7.2%, a dividend yield of zero, a volatility factor of the expected market price of the Company's common stock of 25.94%, and an expected option life of three to five years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The Company's employee stock options have characteristics significantly different from those of traded options, including vesting requirements and restrictions on transfer. Because of these differences and the impact of the Company's limited history, lack of comparable public companies, the Company's rapid growth and the significant appreciation in stock price since its initial public offering, management believes that the Black-Scholes model may not provide a reliable measure of the fair value of the Company's employee stock options.

         The Company's results as reported and its pro forma results using the valuation model discussed above are as follows:

                                                          1996          1995

         Net income, as reported                       $2,622,510      $764,283
                                                     ============= =============
         Net income (loss), pro forma                 ($  629,122)     $301,583
                                                     ============= =============
         Earnings per common share, as reported              $.20          $.14
                                                     ============= =============
         Earnings (loss) per common share, pro forma       ($.05)          $.05
                                                     ============= =============

         In connection with the initial public offering, the Company issued warrants to purchase up to 240,000 shares of common stock at an exercise price of $3.60 to the representatives of the underwriters. These warrants are Excercisable for a five year period commencing on February 22, 1996. During 1996, 162,000 of these warrants were exercised.

                                ANICOM, INC.

     7.  Stock Options and Warrants, continued

         In connection with an acquisition, warrants to purchase 36,364 shares of common stock were issued at an exercise price of $5.50. These warrants become excercisable ratably over a three year period beginning October 2, 1995.

     8.  Acquisitions and Dispositions

         On September 3, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Western Wire and Alarm Products, Inc. ("Western") of Denver Colorado, a specialist in the sale and distribution of security devices and wire. The purchase price was $300,000 payable in cash and common stock. In connection with the acquisition, the Company paid in full $50,000 of Western's bank indebtedness.

         On September 1, 1996, the Company acquired Norfolk Wire & Electronics, Inc. ("Norfolk"), through the purchase of all issued and outstanding shares of common stock. Norfolk's operations consisted principally of the sale and distribution of voice and data wire, cable and ancillary products. In addition to its four locations in the state of Virginia, Norfolk had locations in Tinton Falls, New Jersey and Gaithersburg, Maryland. In addition, Norfolk assembled low voltage cable and fiber optic connectors and copper and fiber optic cutting and splicing kits. The purchase price was $8 million payable in cash and common stock. At the closing, the Company paid in full approximately $2.6 million of Norfolk bank indebtedness.

         On May 30, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Southern Alarm Supply Co., Inc. ("Southern") of Nashville, Tennessee, a specialist in the sale and distribution of security devices and wire. The purchase price was $350,000 payable in cash and common stock.

         On March 12, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Northern Wire & Cable, Inc. ("Northern"), a specialist in the sale and distribution of wire, cable, fiber optics and connectivity products for structured wiring, power cables, cable connector assemblies for automation, computers and robotics and value-added services for the Industrial Management and Technology market. In addition to its distribution business, Northern assembled certain computer, robotics and power cable connectors sold through its distribution channels. Northern had branches in Troy, Michigan; Cleveland, Ohio; Atlanta, Georgia; Tampa, Florida; and Las Vegas, Nevada. The purchase price was $13.3 million payable in cash, notes and common stock. In connection with the acquisition, the Company assumed approximately $5.6 million of Northern bank indebtedness which was paid in full at closing.

                                ANICOM, INC.

     8.   Acquisitions and Dispositions, continued

         On February 22, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Medisco, Inc. ("Medisco") of Indianapolis, Indiana, a distributor of wire and cable products. The purchase price was $837,000 payable in cash.

         On October 2, 1995, the Company acquired Morgan Hill Supply Co., Inc. ("Morgan Hill"), through the purchase of all Morgan Hill's issued and outstanding shares of common stock. Morgan Hill had locations in Kingston, New York and Boston, Massachusetts. The purchase price was $1.5 million payable in cash, notes and common stock. After closing, the Company repaid $200,000 of Morgan Hill bank indebtedness.

         On July 31, 1995, the Company acquired Pinnacle Wire and Cable, Inc. ("Pinnacle") by a merger of Pinnacle into the Company. Pinnacle had locations in Columbus, Ohio and Cincinnati, Ohio. The purchase price was $1.4 million payable in cash, notes and common stock. After closing, the Company repaid approximately $226,000 of Pinnacle bank indebtedness.

         All acquisitions have been recorded under the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated results of operations from the date of acquisition. The purchase price is allocated to assets acquired and liabilities assumed based on the estimated fair market value on the date of the acquisition.

         The following pro forma condensed consolidated financial information assumes that all material acquisitions and the common stock transactions discussed in Note 5, which were a significant source of the funds used in the acquisitions, occurred on January 1, 1995. The results do not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 1995 nor are they indicative of the results which may occur in the future.

                                                        1996           1995

         Net sales                                 $148,728,053   $125,986,265
                                                  ==============  =============
         Operating income                            $4,066,849     $3,403,011
                                                  ==============  =============
         Net income                                  $2,390,325     $1,968,833
                                                  ==============  =============
         Earnings per common share                         $.15           $.13
                                                  ==============  =============
         Pro forma weighted average common shares    15,475,231     15,475,231
                                                  ==============  =============

         On December 31, 1996, the Company sold its copper and fiber optic cutting and splicing kit product line (the "Kit Line") and its low voltage cable and fiber optic connector product line (the "Connector Line") in two separate transactions. The Kit Line was sold to a group that included a former shareholder and former employees of Norfolk while the low voltage Connector Line was sold to a group that included former Norfolk employees.

         The selling price for the Kit Line was approximately $1 million payable in notes and Anicom common stock originally issued in the Norfolk acquisition. The $375,000 selling price for the Connector Line was payable in notes which are personally guaranteed by the president of the acquiring company. The Company recognized a pre-tax gain of $878,315, net of transaction expenses, on these two sales.

                                ANICOM, INC.

     8.   Acquisitions and Dispositions, continued

         In connection with these sales, the Company entered into Service and Supply Agreements with the acquiring companies. These agreements appoint the Company as the primary distributor to certain identified customers for certain product lines to be sold. The agreements run for two and five years, respectively, and are automatically extended for similar periods unless terminated in accordance with the respective agreements.

9.       Commitments and Contingencies

         Employment Agreements

         The Company has entered into employment agreements with certain officers. In the event of a change in control, as defined, the employment agreements provide for severance payments if employment is terminated. The aggregate base salary payable to these officers under the employment agreements in 1996 was $753,250. In the event of a change in control, the Company may become obligated to make payments to these officers of up to approximately $4,800,000.

         In connection with certain acquisitions, the Company entered into employment agreements with certain former officers of the acquired companies. The aggregate base salary payable to those employees who became officers of the Company, two of which are now executive officers of the Company, is approximately $763,000.

         Operating Leases

         The Company leases certain warehouse and office facilities and equipment under operating leases. Rental expense under the leases was approximately $1,418,500 and $364,000 for the years ended December 31, 1996 and 1995, respectively. Approximate minimum annual lease payments required on noncancelable leases having initial or remaining lease terms in excess of one year as of December 31, 1996 are as follows:

                            Year          Amount
                        1997              $1,798,500
                        1998               1,353,204
                        1999                 956,483
                        2000                 524,033
                        2001                 232,485
                        Thereafter             2,004
                                       =============
                                          $4,866,709
                                       =============

         The Company is also obligated to pay certain taxes and assessments relating to these leases. Certain leases contain renewal options.

                                ANICOM, INC.

9.       Commitments and Contingencies, continued

         Retirement Plan

         Effective January 1, 1995, the Company adopted a defined contribution retirement plan. Employer contributions under the plan are limited to 7% of compensation. As a result of the acquisition of Norfolk, the Company has an additional defined contribution retirement plan which requires Company contributions up to a maximum of 1% of the employees' compensation. Total Company contributions to the plans were approximately $103,800 and $20,300 in 1996 and 1995, respectively.


10.      Supplemental Cash Flow Information


         The following is a summary of the noncash investing and financing for the years ended December 31, 1996 and 1995:

                                                        1996            1995
           Acquisitions:
              Fair value of assets acquired         $54,871,008      $5,283,644
              Business integration liabilities
               established                           (5,218,674)             --
              Bank debt assumed                      (9,318,231)       (426,007)
              Other liabilities assumed             (17,455,609)     (1,726,317)
              Long-term debt issued                  (3,000,000)       (799,999)
              Common stock issued                    (5,537,464)       (897,327)
                                                  --------------  --------------
              Cash paid                              14,341,030       1,433,994
              Less:  cash acquired                     (140,485)             --
                                                  --------------  --------------
              Net cash paid for acquisitions        $14,200,545      $1,433,994
                                                  ==============  ==============
           Dispositions:
              Value of assets sold, net of
               transaction costs                       $403,540              --
                                                  ==============  ==============
              Notes receivable accepted                $875,000              --
                                                  ==============  ==============
              Anicom common stock received             $506,854              --
                                                  ==============  ==============
           Assets acquired through capital lease             --         $76,416
                                                  ==============  ==============


11.      Other Related Party Transactions

         One of the Company's directors is a Managing Director of an investment banking firm which served as one of the underwriters of the Company's follow-on offering in November 1995.

                                ANICOM, INC.

12.      Subsequent Events (unaudited)

         On February 28, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Carolina Cable & Connector, Inc. ("Carolina Cable") of Raleigh, North Carolina. Carolina Cable is a specialist in the sale and distribution of wire and cable, fiber optics and computer network and connectivity products. Carolina Cable has seven locations in the Carolinas and Tennessee and total revenues of approximately $25 million. The purchase price consists of $3.5 million in cash and common stock. In addition, the Company assumed approximately $3.5 million of Carolina Cable bank debt and notes.

         On March 7, 1997, the Company sold its third assembled product line which consisted of computer, robotics and power cable connectors. In connection with the sale, the Company entered into a supply agreement to act as the sole and exclusive distributor of certain products assembled by the acquiring company. The selling price was payable in cash and notes.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company will adopt SFAS 128 for the year ended December 31, 1997. Management has not yet determined the impact of implementing this standard.

                                INDEX TO EXHIBITS


Exhibit No.

2.1**           Agreement  and Plan of Merger, dated as of July 18, 1995, among
                Anicom, Pinnacle Wire & Cable,  Inc.,  Raymond J. Costello and
                Robert A. Holous.
2.2***          Stock  Purchase  Agreement,  dated  September  19,  1995,  among
                Anicom, Morgan Hill, Inc. and Kenneth Jay Burgess.
2.3****         Asset  Purchase  Agreement,  dated as of March  4,  1996,  among
                Anicom,  Inc.,  Northern  Wire &  Cable,  Inc.,  and  Copperhead
                Acquisition Corp.
2.4*****        Agreement and Plan of Reorganization, by and among Anicom, Inc.,
                Anicom-Southeast,  Inc.,  Norfolk Wire & Electronics,  Inc., and
                Ronald A.  Hurley,  Robert H.  Jennings,  Stephen M.  Mobley and
                Vonda M. Hall, dated as of August 30, 1996.
3.1*            Restated Certificate of Incorporation of Anicom.
3.2*            Restated Bylaws of Anicom.
3.3******       Certificate  of Amendment of  Certificate  of  Incorporation  of
                Anicom.
4.1*            Specimen Stock Certificate representing Common Stock.
10.1*           Credit Agreement,  dated June 30, 1993,  between  Registrant and
                Harris Trust and Savings Bank, as amended.
10.2*           Commercial Lease Agreement, dated April 30, 1993, between Anicom and Harris Trust and Savings Bank.
10.3*******     Form of 1995 Stock Incentive Plan as Amended and Restated.
10.4*******     Credit Agreement,  dated as of February 6, 1996,  between Anicom and Harris Trust and Savings Bank.
10.6*           Shareholders Agreement
10.8*           Form of Tax Indemnification Agreement
10.9*           Form of Employment Agreement between Anicom and Scott C. Anixter
10.10*          Form of Employment Agreement between Anicom and Carl E. Putnam.
10.11*          Form of  Employment  Agreement  between  Anicom  and  Robert  L.
                Swanson
10.12******     Form of Amended and Restated 1995 Directors Stock Option Plan.
10.13****       Form  of  Employment   Agreement   between   Anicom  and  Robert
                Brzustewicz.
10.14****       Form of Employment Agreement between Anicom and Glen Nast.
10.15****       Non-Negotiable Note issued to Northern Wire & Cable, Inc.
10.16****       Guaranty by Anicom to Northern Wire & Cable, Inc.
10.17           Form of Employment Agreement between  Anicom and Donald Welchko
10.18           1996 Stock Incentive Plan
21              List of Subsidiaries.
23.1            Consent of Independent Accountants
27              Financial Data Schedule
------------------

* Previously filed as an Exhibit to Anicom's Registration Statement on Form SB-2, registration no. 33-87736C and incorporated herein by refrence thereto.
** Previously filed as an Exhibit to Anicom's current report on Form 8-K, dated August 10, 1995 and incorporated herein by refrence.
*** Previously filed as an Exhibit to Anicom's current report on Form 8-K, dated October 16, 1995 and incorporated herein by refrence.
**** Previously filed as an Exhibit to Anicom's current report on Form 8-K, dated March 12, 1996 and incorporated herein by reference.
***** Previously filed as an Exhibit to Anicom's current report on Form 8-K, dated August 30, 1996 and incorporated herein by reference.
****** Previously filed as an Exhibit to Anicom's current report on Form 10-QSB, for the quarter ended September 30, 1996 and incorporated herein by reference.
******* Previously filed as an Exhibit to Anicom's Annual report on Form 10-KSB, for the year ended December 31, 1996 and incorporated herein by reference.