Form 10-Q
period 1997-03-31
ANICOM INC
filed 1997-05-15
CIK 935802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1997

                         Commission File Number 0-25364


                                  ANICOM, INC.
                (Name of registrant as specified in its charter)


          Delaware                                           36-3885212
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


        6133 North River Road, Suite 1000, Rosemont, Illinois 60018-5171
               (Address of principal executive offices) (Zip Code)


                                 (847) 518-8700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share as of May 2, 1997: 15,918,943.

PART I.  --  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                  ANICOM, INC.
                      Condensed Consolidated Balance Sheets
                    (In thousands, except share amounts)

                                                     March 31,    December 31,
                                                       1997           1996
                                                   (Unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents                        $    1,280          $     195
  Marketable securities                                                    4,345
  Accounts receivable, less allowance for
    doubtful accounts of  $1,251 and $980,
    respectively                                       34,166             26,972
  Inventory, primarily finished goods                  29,938             23,453
   Notes receivable, current portion                      175                195
   Deferred income taxes                                1,779              1,557
   Other current assets                                 1,326                822
                                                  -----------       ------------
      Total current assets                             68,664             57,539
                                                  -----------       ------------

Property and equipment, net                             3,278              2,820
Notes receivable                                        1,120                800
Goodwill, net of accumulated amortization
  of $615 and $479, respectively                       32,988             26,771
Other assets                                               73                 24
                                                  -----------       ------------
      Total assets                                $   106,123       $     87,954
                                                  ===========       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $    33,675       $     20,727
  Accrued expenses                                      3,360              1,818
  Long-term debt, current portion                       2,019              1,598
                                                  -----------       ------------
      Total current liabilities                        39,054             24,143
                                                  -----------       ------------

Long-term debt, net of current portion                  2,040              3,013
Deferred income taxes                                                        165
Other liabilities                                         932                774
                                                  -----------       ------------
      Total liabilities                                42,026             28,095
                                                  -----------       ------------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, par value $.001 per share;
   30,000,000 shares authorized, 15,912,999
   and 15,559,805 shares issued and
   outstanding, respectively                                8                  7
  Preferred stock, par value $.01 per share;
   1,000,000 shares authorized; no shares
    issued and outstanding                                 --                 --
  Additional paid-in capital                           59,815             56,465
  Retained earnings                                     4,274              3,387
                                                  -----------       ------------
      Total stockholders' equity                       64,097             59,859
                                                  -----------       ------------
      Total liabilities and stockholders' equity  $   106,123       $     87,954
                                                  ===========       ============

            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
                   Condensed Consolidated Statements of Income
                    (In thousands, except share amounts)


                                                   For the three Months Ended
                                                            March 31,
                                                    (Unaudited)
                                                        1997            1996

Net sales                                         $       45,011  $       14,536
Cost of sales                                             34,537          11,059
                                                  --------------- --------------
  Gross profit                                            10,474           3,477
                                                  --------------- --------------

Operating expenses and other:
  Selling                                                  4,821           1,655
  General and administrative                               4,677           1,435
  Gain on sale of assembly product line                     (483)             --
                                                  --------------- --------------
      Total operating expenses and other                   9,015           3,089
                                                  --------------- --------------

Income from operations                                     1,459             388
                                                  --------------- --------------

Other income (expense):
  Interest income                                             42            255
  Interest expense                                           (69)           (30)
                                                  --------------- --------------
    Total other income (expense)                             (27)           225
                                                  --------------- --------------

Income before income taxes                                 1,432            613
                                                  --------------- --------------

Provision for income taxes                                   544            200
                                                  --------------- --------------

Net income                                        $          888  $         413
                                                  =============== ==============

Earnings per common share                         $          .06  $         .03
                                                  =============== ==============

Weighted average common shares outstanding            15,664,084     12,304,636
                                                  =============== ==============









            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
                 Condensed Consolidated Statements of Cash Flows
                      (In thousands, except share amounts)


                                                      For the three Months Ended
                                                               March 31,
                                                       (Unaudited)
                                                          1997            1996

Net cash provided by operating activities              $     6,698   $   16,090
                                                       ------------   ----------

Cash flows from investing activities:
   Purchase of property and equipment                         (305)        (113)
   Cash paid for acquired companies                         (1,765)     (10,167)
   Other                                                       200
                                                       ------------   ----------
      Net cash used in investing activities                 (1,870)     (10,280)
                                                       ------------   ----------

Cash flows from financing activities:
   Payment of long-term debt and assumed bank debt          (3,743)      (5,639)
   Other                                                                    (73)
                                                       ------------   ----------
      Net cash used in financing activities                 (3,743)      (5,712)
                                                       ------------   ----------

Net increase in cash and cash equivalents                    1,085           98

Cash and cash equivalents, beginning of period                 195            3
                                                       ------------   ----------

Cash and cash equivalents, end of period               $     1,280    $     101
                                                       ============   ==========




















            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying condensed consolidated unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of Anicom, Inc. (the "Company" or "Anicom") as of December 31, 1996 and March 31, 1997, the results of their operations and their cash flows for the quarters ended March 31, 1996 and 1997. Reported interim results of operations are based in part on estimates which may be subject to year-end adjustment. In addition, these quarterly results of operations are not necessarily indicative of those expected at year end.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 21, 1997.

     2.  Nature of Business and Summary of Significant Accounting Policies

         Nature of Business

         Anicom specializes in the sale and distribution of communications related wire, cable, fiber optics and computer network and connectivity products.

         The Company sells to a wide array of customers, including contractors, systems integrators, security/fire alarm companies, regional Bell operating companies, distributors, utilities, telecommunications and sound contractors, wireless specialists, construction companies, universities, governmental agencies and companies involved in the automotive, mining, marine, petro-chemical, paper and pulp and other natural resource industries. The Company's customers are principally located throughout the United States of America and other parts of North America. The Company generally sells to its customers on an unsecured basis.

         In connection with certain acquisitions completed during 1996, the Company acquired three assembly operations. These operations produced two lines of connector cable products and a line of copper and fiber optic cable cutting and splicing kits which were sold through the Company's distribution channels. On December 31, 1996, the splicing kit line and one of the connector cable product lines were sold. On March 7, 1997, the Company sold its third assembled product line which consisted of computer, robotics and power cable connectors. See Note 5.

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

2. Nature of Business and Summary of Significant Accounting Policies, continued

         Income  Taxes

         The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are established for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates.

         The nature of reconciling items between the provision for income taxes computed at the federal statutory rate and the provision for income taxes reported for the quarters ended March 31, 1997 and 1996 are consistent with those discussed in the Company's Annual Report on Form 10-KSB.

         Earnings Per Common Share

         The computation of earnings per common share is based on the weighted average number of common shares and common equivalents outstanding during each period.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt SFAS 128 for the year ended December 31, 1997. Management has not yet determined the impact of implementing this standard.

3.       Notes  Receivable

         In connection with the March 1997 sale of a cable connector product line, the Company accepted a $400,000 promissory note with a stated interest rate of 8%. The note is collateralized by the assets of the acquiring company. The note provides for five equal annual installments of principal and interest beginning on March 7, 1998.

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

         On September 16, 1996, the Company completed a private placement of 2,423,080 shares of its common stock at $ 6.50 per share. Net proceeds to the Company after related costs and expenses were approximately $ 15,100,000.

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


5.       Acquisitions and Dispositions

         Anicom purchased all of the issued and outstanding common stock of Security Supply, Inc. ("Security Supply") of New Orleans, Louisiana on March 21, 1997. Security Supply is a distributor of alarm, security and life safety products in Louisiana and surrounding states. The purchase price was approximately $2 million payable in cash and common stock.

         On February 28, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Carolina Cable & Connector, Inc. ("Carolina Cable") of Raleigh, North Carolina. Carolina Cable is a specialist in the sale and distribution of wire and cable, fiber optics and computer network and connectivity products. Carolina Cable has seven locations in the Carolinas and Tennessee. The purchase price consisted of $3.5 million in cash and common stock. In addition, the Company assumed approximately $3.5 million of Carolina Cable indebtedness which was paid in full at closing.

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

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


     5.  Acquisitions and Dispositions, continued

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

         The following pro forma condensed consolidated quarterly financial information assumes that all material acquisitions and the common stock transactions discussed in Note 4, which were a significant source of the funds used in the acquisitions, occurred on January 1, 1996. The results do not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 1996 nor are they indicative of the results which may occur in the future.

                                               Three months ended March 31,
                                         (In thousands, except share amounts)

                                                 1997                1996

         Net sales                          $     49,727        $     41,169
                                       =================   =================
         Operating income                   $      1,303        $        536
                                       =================   =================
         Net income                         $        797        $        523
                                       =================   =================
         Earnings per common share          $        .05        $        .03
                                       =================   =================
         Pro forma weighted average
           common shares                      15,725,231          15,725,231
                                       =================   =================

         On March 7, 1997, the Company sold its third assembled product line which consisted of computer, robotics and power cable connectors. In connection with the sale, the Company entered into a supply agreement to act as the sole and exclusive distributor of certain products assembled by the acquiring company. The selling price of $600,000 was payable in cash and notes.

6.       Commitments and Contingencies

         The Company has entered into employment agreements with certain officers. In the event of a change in control, as defined, the employment agreements provide for severance payments if employment is terminated. The aggregate base salary payable to these officers under the employment agreements in 1997 is $1.3 million. In the event of a change in control, the Company may become obligated to make payments to these officers of up to approximately $4.8 million.

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


6.       Commitments and Contingencies, continued

         In connection with certain acquisitions, the Company has entered into employment agreements with certain former officers the acquired companies which expire on various dates from 1999 to 2001. Currently, the aggregate base salary payable to those employees who have become officers of the Company, two of which are now executive officers of the Company, is approximately $863,000.

7.       Supplemental Cash Flow Information

         The following is a summary of the non-cash investing and financing activity for the quarters ended March 31, 1997 and 1996:

                                                  Three months ended March 31,
                                            (In thousands, except share amounts)

                                                     1997               1996
           Acquisitions:
              Fair value of assets acquired        $ 13,161            $ 35,607
              Business integration liabilities
                established                          (1,229)             (2,728)
              Liabilities assumed                    (6,527)            (17,942)
              Long-term debt issued                    ____              (3,000)
              Common stock issued                    (3,405)             (1,770)
                                                ------------        ------------
              Cash paid                               2,000              10,167
              Less:  cash acquired                     (235)               ____
                                                -------------       ------------
              Net cash paid for acquisitions       $  1,765              10,167
                                                =============       ============
           Dispositions:
              Value of assets sold, net of
               transaction costs                   $   117
                                                =============
              Notes receivable accepted            $   400
                                                =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth selected income statement data of Anicom expressed as a percentage of net sales for the periods indicated:

                                                          1997        1996
Income Statement Data:
  Net sales                                               100.0%      100.0%
  Cost of goods sold                                       76.7        76.1
                                                       ---------    --------
  Gross profit                                             23.3        23.9
  Operating expenses and other:
    Selling expenses                                       10.7        11.4
    General and administrative expenses                    10.4         9.9
     Gain on sale of product line                          (1.1)         --
                                                       ---------    --------
  Operating income                                          3.2         2.7
  Interest (expense)                                        (.2)        (.2)
  Interest income                                            .1         1.8
                                                       ---------    --------
  Income before income taxes                                3.2         4.2
  Income taxes                                              1.2         1.4
                                                       ---------    --------
  Net income                                                2.0%        2.8%
                                                       =========    ========


------------------
Note:  Percentages may not sum due to rounding.

Results of Operations

         Quarter  ended March 31, 1997 compared to quarter  ended March 31, 1996

Net sales for the first quarter of 1997 rose to a record $45.0 million, a 210% increase over net sales of $14.5 million in the first quarter of 1996. The significant increase is attributed to acquisitions coupled with internal growth which has lead to increased market share, expanded market penetration and increased volume with existing customers.

Anicom's gross profit increased by $7.0 million or just over 200% to $10.5 million in the first quarter of 1997 versus the same period of 1996. The increase results from the acquired sales volume, internal growth and economic efficiencies achieved from increased purchasing volume. However, as a percentage of net sales, gross profit declined from 23.9% in the first quarter of 1996 to 23.3% in the first quarter of 1997. The decrease in gross margin in the first quarter of 1997 reflects the impact of the Company's efforts to establish market share in its seven new locations opened in the first quarter and the Company's recent acquisitions.

Selling expenses decreased from 11.4% of net sales in the first quarter of 1996 to 10.7% of net sales in 1997 as the Company begins to realize operating leverage resulting from its growth and acquisitions, including conforming the selling incentive programs of the acquired companies. Selling expenses increased by $3.2 million principally because of the Company's increase in net sales and the increase in sales headcount that resulted from the Company's acquisitions in 1996 and the first quarter of 1997.

General and administrative expenses increased from $1.4 million in 1996 to $4.7 million in 1997. The Company's 1996 acquisitions as well as its acquisition of Carolina Cable and Security Supply resulted in an increase in general and administrative expenses. As a percentage of net sales, general and administrative expenses increased from 9.9% in the first quarter of 1996 to 10.4% in the first quarter of 1997, due primarily to amortization of goodwill resulting from acquisitions, one time costs associated with the disposition of a the product line, and related integration expenses associated with Anicom's implementation of its integrated growth strategy.

During the first quarter of 1997, the Company's remaining cable connector product line was sold. The product line was acquired as part of the Northern Wire & Cable, Inc. acquisition and was sold as the company continues to maintain its focus as a distribution specialist. Upon the sale of this product line, the Company recognized a pre-tax gain of approximately $464,000. As a result of this product line divestiture the Company, during the first quarter of 1997, incurred expenses including in selling, general and administrative that reflect non-recurring product line cost and non-recurring post acquisition integration cost of approximately $468,000.

Interest income decreased by 84% to $42,000 in the first three months of 1997 from $255,000 in 1996. During the first quarter of 1996 the Company earned interest income on invested funds raised in its November 1995 follow-on offering pending use of such funds to finance subsequent acquisitions. In 1997, interest expense rose by $40,000 to $69,000 The increase was a result of interest incurred on debt issued in certain acquisitions completed during 1996 and other debt assumed in acquisitions.

The provision for income taxes increased to $544,000 in 1997 from $200,000 in 1996 as a result of the increase in income before taxes. As a percentage of income before income taxes, the provision increased to 38.0% in 1996 from 32.6% in 1996. This change is primarily attributable to income earned on tax-exempt securities in the first quarter of 1996.

Net income for the quarter ended March 31, 1997 increased approximately 115% to an all-time quarterly high of $888,000 as compared to $413,000 for first quarter of 1996. Earnings per common share for the three months ended March 31, 1997 doubled to $0.06 as compared to $0.03 per common share for the comparable 1996 period while weighted average shares outstanding increased 27 percent to 15,664,084. In October, 1996, the Company declared a 2-for-1 stock split effected in the form of a 100% stock dividend. Earnings per common share and the weighted average shares outstanding discussed above for the first quarter of 1996 have been restated to retroactively reflect this 100% stock dividend.

Liquidity and Capital Resources

As of March 31, 1997, Anicom had working capital of approximately $29.6 million as compared to $33.4 million as of December 31, 1996. The acquisitions completed during the first quarter of 1997 principally account for the decrease in working capital.

At March 31, 1997, the Company had cash and cash equivalents of $1.3 million. In addition, the Company has a $10.0 million unsecured revolving credit facility (the "Facility") with Harris Trust & Savings Bank which expires on July 31, 1998. The Facility's rate of interest is LIBOR plus 1.0% or the lender's Domestic Base Rate, as defined, less 0.5%. The Facility contains customary representations, warranties and covenants. As of March 31, 1997, the Company had no amount outstanding under the Facility.

Management believes that existing cash, cash equivalents, cash flows from operations and if necessary, draws on the Facility will be sufficient to fund current operations, and its planned integrated growth strategy. The Company does not currently have any significant long-term capital requirements which it believes can not be funded from the sources discussed above. However, in connection with its acquisition and integrated growth strategy, the Company's capital requirements may change based upon various factors, primarily related to the timing of acquisitions and the consideration to be used as purchase price. The Company continues to examine opportunities to raise funds through the issuance of additional equity or debt securities through private placements or public offerings and to increase its available lines of credit.

For the quarter ended March 31, 1997, operating activities generated cash flows of $6.6 million compared with $16.1 million in the same period of 1996. The significant change between years is principally a result of the accounting required for the Company's portfolio of marketable securities. In the first quarter of 1996, the Company liquidated $16.5 million of these investments to fund acquisitions and working capital requirements. During the first quarter of 1997, liquidating marketable securities generated $4.3 million of funds which were principally used in acquisition related activities.

Excluding the impact of these investments, Anicom generated $2.3 million of cash from operating activities in the three months ended March 31, 1997 compared with the use of $367,000 during the same period in 1996. The cash generated by operations in 1997 resulted in an increase in cash and cash equivalents of approximately $1 million and was, in part, used to fund the companies acquisition related activities. Investments in receivables and inventory during the first quarter of 1997, funded by increases in accounts payable, result primarily from replenishing working capital deficiencies of acquired companies and funding business integration liabilities.

Investing activities utilized approximately $1.8 million in the three months ended March 31, 1997. During the first quarter of 1997, Anicom completed the acquisition of Carolina Cable & Connector, Inc. of Raleigh, North Carolina; and Security Supply, Inc. of New Orleans, Louisiana. Cash paid for these approximates the amount of total cash used for investing activities.

Cash flows from financing activities consists principally of payments of assumed bank debt made at the closing of the acquisitions discussed above.

Impact of Not Yet Effective Rules

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt SFAS 128 for the year ended December 31, 1997. Management has not yet determined the impact of implementing this standard.

                          PART II -- OTHER INFORMATION



Item 6.        Exhibits and Reports on Form 8-K

(a)   Exhibits.

         The following exhibits are filed with this report:

         Exhibit No.
         -----------
         27              Financial Data Schedule

(b)   Reports on Form 8-K.

       The following Report on Form 8-K was filed during the first quarter of 1997:

       Form 8-K, dated March 3, 1997 (Press Release)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             ANICOM,INC.
                                             Registrant



                                             By:      /s/ Donald C. Welchko
                                                      ------------------------
                                                      Donald C. Welchko
                                                      Vice President and
                                                       Chief Financial Officer

                                INDEX TO EXHIBITS



 Exhibit No.
-------------
27              Financial Data Schedule