Form 10-Q
period 1997-06-30
ANICOM INC
filed 1997-08-15
CIK 935802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997

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

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share as of August 11, 1997: 16,794,917.

PART I.  --  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  ANICOM, INC.
                      Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                                    June 30, 1997   December 31,
                                                     (Unaudited)        1996
                                        ASSETS
Current assets:
  Cash and cash equivalents                          $      1,638  $         195
  Marketable securities                                    16,711          4,345
  Accounts receivable, less allowance for doubtful
     accounts of $1,607 and $980, respectively             38,895         26,972
  Inventory, primarily finished goods                      31,046         23,453
  Deferred income taxes                                     1,799          1,557
  Other current assets                                      2,095          1,017
                                                    -------------  -------------
      Total current assets                                 92,184         57,539
                                                    -------------- -------------

Property and equipment, net                                 3,670          2,820
Goodwill, net of accumulated amortization of $888
     and $479, respectively                                33,140         26,771
Other assets, primarily notes receivable                    1,189            824
                                                    ============== =============
Total assets                                        $     130,183  $      87,954
                                                    ============== =============





            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
                      Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                                June 30, 1997     December 31,
                                                 (Unaudited)          1996
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $        32,760 $          20,727

  Accrued expenses                                       1,590             1,818
  Long-term debt, current portion                        2,090             1,598
                                               --------------- -----------------
      Total current liabilities                         36,440            24,143
                                               --------------- -----------------

Long-term debt, net of current portion                   1,863             3,013
Deferred income taxes                                        _               165
Other liabilities                                          866               774
                                               --------------- -----------------
      Total liabilities                                 39,169            28,095
                                               --------------- -----------------

Commitments and Contingencies

Stockholders' Equity:
  Convertible preferred stock, Series A, par
     value $.01 per share, liquidation value
     $1,000 per share, 27 and 0 shares
     authorized and issued, respectively                27,000                 _
  Preferred stock, undesignated, par value
     $.01 per share; 973 and 1,000 shares
     authorized; no shares issued and
     outstanding                                             _                 _
  Common stock, par value $.001 per share;
     60,000 shares authorized, 15,913 and
     15,560 shares issued and outstanding,
     respectively                                            8                 7
  Additional paid-in capital                            58,776            56,465
  Retained earnings                                      5,230             3,387
                                              ---------------- -----------------
      Total stockholders' equity                        91,014            59,859
                                              ---------------- -----------------
Total liabilities and stockholders' equity    $        130,183 $          87,954
                                              ================ =================




            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)

                                                   For the Three Months Ended             For the Six Months Ended
                                                            June 30,                              June 30,
                                                           (unaudited)                           (unaudited)

                                               ------------------------------------  -----------------------------------


                                                     1997               1996               1997              1996
Net sales                                      $         52,480   $         28,675   $         97,491   $        43,211
Cost of sales                                            40,419             21,492             74,956            32,551
                                               -----------------  -----------------  -----------------  ----------------
Gross profit                                             12,061              7,183             22,535            10,660
                                               -----------------  -----------------  -----------------  ----------------

Operating expenses and other:
  Selling                                                 5,374              3,382             10,196             5,036
  General and administrative                              4,946              2,872              9,622             4,307
  Gain on sale of assembly product line                      --                 --               (483)               --
                                               -----------------  -----------------  -----------------  ----------------
      Total operating expenses and other                 10,320              6,254             19,335             9,343
                                               -----------------  -----------------  -----------------  ----------------

Income from operations                                    1,741                929              3,200             1,317
                                               -----------------  -----------------  -----------------  ----------------

Other income (expense):
  Interest income                                           128                 96                170               351
  Interest expense                                         (126)               (81)              (195)             (111)
                                               -----------------  -----------------  -----------------  ----------------
    Total other income (expense)                              2                 15                (25)              240
                                               -----------------  -----------------  -----------------  ----------------


Income before income taxes                                1,743                944              3,175             1,557

Provision for income taxes                                  662                333              1,206               532
                                               -----------------  -----------------  -----------------  ----------------

Net income
                                                          1,081                611              1,969             1,025

Less:  dividend on preferred stock                         (124)                --               (124)               --
                                               -----------------  -----------------  -----------------  ----------------

Net income available to common stockholders    $            957   $            611   $          1,845   $         1,025
                                               =================  =================  =================  ================

Earnings per common share and share equivalent:
    Primary and fully diluted                  $            .06   $            .05   $            .12   $           .08
                                               =================  =================  =================  ================

Weighted average common shares and share
  equivalents outstanding:
    Primary                                              16,405             12,916             16,255            12,593
                                               =================  =================  =================  ================
    Fully diluted                                        17,829             12,916             17,131            12,744
                                               =================  =================  =================  ================


            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                                    For the Six Months Ended
                                                            June 30,
                                                          (unaudited)
                                                 ------------------------------
                                                      1997             1996
Cash flows from operating activities:
  Net income                                     $    1,969         $  1,025
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
     Depreciation                                       445              149
     Amortization                                       409              156
     Deferred income taxes                             (142)              --
     Gain on sale of product line                      (483)              --
  Increase (decrease) in cash attributable to
    changes in assets and liabilities
     Marketable securities                          (12,366)          20,524
     Accounts receivable                             (9,272)          (2,526)
     Inventory                                       (5,267)          (1,953)
     Prepaid expenses                                  (824)            (424)
     Other assets                                       (74)            (133)
     Accounts payable                                 9,077              551
     Accrued expenses                                (1,825)          (1,252)
                                                -------------    -------------
       Net cash (used in) provided by
          operating activities                      (18,353)          16,117
                                                -------------  ---------------
Cash flows from investing activities:
   Purchase of property and equipment                 (1,091)            (336)
   Cash paid for acquired companies                   (1,765)         (10,040)
   Other                                                 200               --
                                                -------------  ---------------
      Net cash used in investing activities           (2,656)         (10,376)
                                                -------------  ---------------
Cash flows from financing activities:
   Payment of long-term debt and assumed
     bank debt                                       (12,448)          (5,673)
   Proceeds from long-term debt                        8,600               --
   Proceeds from issuance of convertible
     preferred stock, net of offering
     costs                                            26,300               --
   Other                                                  --              (64)
                                                -------------  ---------------
      Net cash provided by (used in)
          financing activities                        22,452           (5,737)
                                                -------------  ---------------
Net increase in cash and cash equivalents              1,443                4
Cash and cash equivalents, beginning of period           195                3
                                                -------------  ---------------
Cash and cash equivalents, end of period               1,638   $            7
                                                =============  ===============

            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying condensed consolidated unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Anicom, Inc. (the "Company" or "Anicom") as of June 30, 1997 and December 31, 1996, the results of operations for the three month and six month periods ended June 30, 1997 and 1996 and their cash flows for the six months ended June 30, 1997 and 1996. Reported interim results of operations are based, in part, on estimates which may be subject to year-end adjustment. In addition, these interim results of operations are not necessarily indicative of those expected for the year.

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

         The nature of reconciling items between the provision for income taxes computed at the federal statutory rate and that reported for the three and six months ended June 30, 1997 and 1996 are consistent with those discussed in the Company's Annual Report on Form 10-KSB.

         Earnings Per Common Share

         The computation of earnings per common share and common share equivalents is based on the weighted average number of common shares outstanding during each period and common share equivalents (options and warrants) assumed to be outstanding based on the average share price during the period. Fully diluted earnings per common share reflects the use of the closing share price as of the last day in the period, if it is greater than the average share price for the same
         period,  in  determining   common  share  equivalents   assumed  to  be
         outstanding and further assumes the conversion of the Company's Preferred Stock to Common Stock on the date of issuance.

         Recently Issued Accounting Standards

         Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), was issued in February 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The Company will adopt SFAS 128 for the year ended December 31, 1997. Management has not determined the impact of implementing this standard.

         Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS No. 129"), was issued in February 1997. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure by superseding and consolidating previously issued accounting standards. The Company's financial statements are prepared in accordance with the requirements of SFAS No. 129.

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), was issued in June 1997. SFAS No. 130 requires the reporting of comprehensive income in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, Elements of Financial Statements, as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by or distribution to owners. SFAS No. 130 is effective for years beginning after December 15, 1997. The Company has not determined the impact of implementing this standard.

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

2. Nature of Business and Summary of Significant Accounting Policies, continued

         Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), was issued in June 1997. SFAS No. 131 is not expected to impact the Company's disclosure requirements.

3.       Common Stock

         On June 10, 1997, the number of authorized shares of Common Stock was increased from 30,000,000 to 60,000,000 following approval of such action by the Company's stockholders at its annual meeting. This increase will provide additional authorized but unissued shares of Common Stock to be used for general corporate purposes, future acquisitions and equity financings.

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

         On September 16, 1996, the Company completed a private placement of 2,423,080 shares of its Common Stock at $ 6.50 per share. Net proceeds to the Company after related costs and expenses were approximately $
         15.1 million.

4.       Convertible Preferred Stock

         Pursuant to an agreement dated May 20, 1997, the Company sold 27,000 shares of $.01 par value, Series A Convertible Preferred Stock (the "Preferred Stock") for $27 million. Net proceeds after related costs and expenses were approximately $26.3 million.

         The Preferred Stock is convertible into shares of Common Stock upon written notice by the holders at the then current conversion ratio. The initial conversion price is $8.625 per share. Under certain circumstances, the Preferred Stock conversion price is subject to a potential downward adjustment.

         Mandatory conversion of the Preferred Stock into Common Stock occurs if certain closing market price levels for the Company's Common Stock are achieved. If, during the first 12 months following issuance, the 10 day average trading price of the Company's Common Stock exceeds 130% of the then current conversion price, one-third of the then outstanding Preferred Stock converts into Common Stock. If, during the first 24 months following issuance, the 10 day average trading price of the Company's Common Stock exceeds 160% of the then current conversion price, two-thirds of the then outstanding Preferred Stock converts into Common Stock. If, during the first 24 months following issuance, the 10 day average trading price of the

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


4.       Convertible Preferred Stock, continued

         Company's Common Stock exceeds 190% of the then current conversion price, any remaining outstanding Preferred Stock converts into Common Stock. See Note 8.

         For the period from the second to the fifth anniversary of issuance, if any portion of the Preferred Stock remains outstanding, it will all convert to Common Stock if, the 10 day average trading price of the Company's Common Stock exceeds 140% (year 3), 150% (year 4) or 175% (year 5) of the then current conversion price.

         For the first five years after issuance, the Preferred Stock pays an annual dividend equal to 5%. Subsequent to the fifth anniversary, if any of the Preferred Stock remains outstanding, the annual dividend increases to 15% per year. Accrued dividends are payable quarterly, in arrears. All dividends are payable in cash or, at the Company's option, shares of Common Stock valued at the ten day average trading price.

         All Common Stock issued upon a mandatory conversion or in payment of accrued dividends must be registered and listed. As a result, the Company has filed a registration statement on Form S-3, which includes the registration of approximately 3.5 million shares of Common Stock to be issued upon the occurrence of these events.

         The holders of the Preferred Stock may, on matters subject to voting by the holders of Common Stock, vote together with the Common Stock as one class on an as converted basis, as defined. On certain matters affecting the Preferred Stock, the holders may vote as a separate class.

5.       Acquisitions and Dispositions

         Anicom purchased all of the issued and outstanding common stock of Security Supply, Inc. "Security Supply") of New Orleans, Louisiana on March 21, 1997. Security Supply is a distributor of alarm, security and life safety products in Louisiana and surrounding states. The purchase price was approximately $2 million payable in cash and common stock.

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

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

5.       Acquisitions and Dispositions, continued

         On September 3, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Western Wire and Alarm Products, Inc. ("Western") of Denver, Colorado, a specialist in the sale and distribution of security devices and wire. The purchase price was $300,000 payable in cash and common stock. In connection with the acquisition, the Company paid in full $50,000 of Western's bank indebtedness.

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

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

5.       Acquisitions and Dispositions, continued

         The following pro forma condensed consolidated quarterly financial information assumes that all material acquisitions and the common stock issuance discussed in Note 3, which was a significant source of the funds used in certain of the acquisitions, occurred on January 1, 1996. The results do not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 1996 nor are they indicative of the results which may occur in the future.

                                                 Six Months Ended June 30,
                                            (In thousands, except share amounts)

                                                     1997           1996

         Net sales                              $    102,207   $     82,538
                                                =============  =============
         Operating income                       $      3,044   $      1,473
                                                =============  =============
         Net income available to common
          stockholders                          $      1,754   $      1,149
                                                =============  =============
         Earnings per common share and
          share equivalent                      $        .11   $        .07
                                                =============  =============
         Pro forma weighted average common
          shares and share equivalents            16,221,306     15,942,706
                                                =============  =============

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

         In connection with certain acquisitions, the Company has entered into employment agreements with certain former officers of the acquired companies which expire on various dates from 1999 to 2001. Currently, the aggregate base salary payable to those employees who have become officers of the Company, two of whom are now executive officers of the Company, is approximately $863,000.

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

7.       Supplemental Cash Flow Information

         The following is a summary of the non-cash investing and financing activity for six months ended June 30, 1997 and 1996:

                                                      Six Months Ended June 30,
                                                             (In thousands)
                                                            1997        1996
         Acquisitions:
            Fair value of assets acquired              $   12,812   $  36,236
            Business integration liabilities
               established                                 (1,274)     (2,728)
            Liabilities assumed                            (6,527)    (18,908)
            Long-term debt issued                               _      (3,000)
            Common stock issued                            (3,011)     (1,560)
                                                        ----------  ----------
            Cash paid                                       2,000      10,040
            Less:  cash acquired                             (235)          _
                                                        ----------  ----------
            Net cash paid for acquisitions              $   1,765   $  10,040
                                                        ==========  ==========
         Dispositions:
            Value of assets sold, net of
               transaction costs                        $     117
                                                        ==========
            Notes receivable accepted                   $     400
                                                        ==========

8.       Subsequent Events

         On July 3, 1997, the Company replaced its previous $10 million revolving facility with a $50 million unsecured revolving credit facility (the "Facility") with a syndicate of lenders, including Harris Trust and Savings Bank, LaSalle National Bank and The First National Bank of Chicago. The Facility provides various interest rate options, determined from time to time, based upon the Company's leverage ratio, as defined and either the agent's Domestic Rate less .50% to .25% or LIBOR plus .50% to 1.00%. The Facility also contains customary financial covenants, including minimum tangible net worth and current, interest coverage and debt to earnings ratios.

         On July 9, 1997, the average trading price of the Common Stock, as defined in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Anicom, Inc., triggered a mandatory conversion of one-third of the then outstanding Preferred Stock into approximately 1,044,000 shares of Common Stock.

         The Company acquired Energy Electric Cable, a division of Connectivity Products, Inc. ("Energy") on July 11, 1997. Energy is a national specialist in the sale and distribution of multimedia wiring products based in Auburn Hills, Michigan. Energy had net sales of approximately $61 million from its 12 locations in the United States during 1996. The purchase price consisted of $12 million in cash and Common Stock and the pay down of $17 million of Connectivity Products, Inc. ("Connectivity") bank debt by Anicom. In addition, the Company entered into a supply agreement with Connectivity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth selected income statement data of Anicom expressed as a percentage of net sales for the periods indicated:

                                 For the Three Months     For the Six Months
                                     Ended June 30,         Ended June 30,
                                    1997        1996        1997      1996
Income Statement Data:
  Net sales                         100.0%      100.0%      100.0%    100.0%
  Cost of goods sold                 77.0        74.9        76.9      75.3
                                 ---------   ---------   ---------   -------
  Gross profit                       23.0        25.1        23.1      24.7
                                 ---------   ---------   ---------   -------
  Operating expenses and other:
    Selling expenses                 10.2        11.8        10.5      11.6
    General and administrative
     expenses                         9.4        10.1         9.9      10.0
    Gain on sale of product line      ---         ---         (.5)      ---
                                 ---------   ---------   ---------   -------
  Operating income                    3.3         3.2         3.3       3.1
  Interest (expense)                  (.2)        (.2)        (.2)      (.3)
  Interest income                      .2          .3          .2        .8
                                 ---------   ---------   ---------   -------
  Income before income taxes          3.3         3.3         3.3       3.6
  Income taxes                        1.3         1.2         1.2       1.2
                                 =========   =========   =========   =======
  Net income                          2.1%        2.1%        2.0%    2.4 %
                                 =========   =========   =========   =======


__________________
Note:  Percentages may not sum due to rounding.

Results of Operations for the Three and Six Months Ended June 30, 1997 Compared to the Three and Six Months Ended June 30, 1996

Net sales for the second quarter of 1997 increased to a record $52.5 million, an 83% increase over net sales of $28.7 million in the second quarter of 1996. Net sales for the first six months of 1997 rose by 126% to a record $97.5 million when compared to net sales of $43.2 million for the first half of 1996. The significant increase is primarily attributed to acquisitions coupled with internal growth which has lead to increased market share, expanded market penetration and increased volume with existing customers.

Anicom's gross profit for the quarter ended June 30, 1997 increased by $4.9 million or approximately 68% to $12.1 million versus $7.2 million for the same period of 1996. For the first six months of 1997, gross profit increased to $22.5 million from $10.7 million in the first half of 1996, an increase of more than 111%. These increases resulted from Anicom's acquired sales volume and internal growth. As a percentage of net sales, gross profit for the three and six month periods ended June 30 declined from 25.1% and 24.7%, respectively, in 1996 to 23.0% and 23.1%, respectively, in 1997. The gross margin improvements that resulted from the economic efficiencies created by Anicom's increased purchasing volume were offset by the impact of lower historical gross profit margins of certain of the Company's recent acquisitions. The decrease in gross margin in 1997 also reflects the impact of the Company's efforts to open new markets and increase existing market share.

Selling expenses for the second quarter of 1997 improved from 11.8% of net sales in 1996 to 10.2% of net sales in 1997. For the first six months of 1997, selling expenses as a percentage of net sales were reduced to 10.5% from 11.6%, as the Company began to realize operating leverage resulting from its growth and acquisitions and conforming the selling incentive programs of acquired companies with those of Anicom. Management believes that Anicom's selling incentive programs more effectively reward sales personnel for their contribution to gross profit. Selling expenses increased by $2.0 million and $5.2 million, respectively, for the three and six months ended June 30, 1997 in conjunction with the Company's increase in net sales and the increase in sales headcount that resulted from the Company's acquisitions in 1996 and the first quarter of 1997.

General and administrative expenses increased from $2.9 million and $4.3 million in the second quarter and first six months of 1996, respectively, to $5.4 million and $10.2 million, respectively, for the same periods in 1997. The Company's acquisitions in the last half of 1996, as well as its acquisitions of Carolina Cable and Security Supply in the first quarter of 1997, resulted in an increase in general and administrative expenses. As a percentage of net sales, general and administrative expenses improved to 9.4% in the second quarter of 1997 from 10.1% in the second quarter of 1996. For the first six months of 1997, general and administrative expenses as a percentage of net sales were reduced to 9.9% from 10.0% in 1996. This change is attributed to increases in net sales outpacing required expenses for general and administrative costs as the Company further realized operating leverage from its acquisition-based integrated growth strategy.

Interest income increased by 34.0% to $128,000 in the second quarter of 1997 from $96,000 in the second quarter of 1996. On a year to date basis, interest income decreased from $351,000 in 1996 to $170,000 in 1997. During the first quarter of 1996 the Company earned interest income on invested funds raised in its November 1995 follow-on offering, pending use of such funds to finance acquisitions and related expenditures. In the second quarter of 1997, the Company earned interest on funds raised in its May private placement of convertible preferred stock. The changes noted are a result of the period of time these funds were invested prior to their use for intended purposes.

In the second quarter of 1997, interest expense increased to $126,000 from $81,000 for the second quarter of 1996. The increase is due in part to the Company borrowing against its credit facility for a period of time during the second quarter of 1997. For the six months ended June 30, 1997, interest expense rose by $85,000 to $195,000. The increase was a result of borrowings against the credit facility during the second quarter of 1997 and debt issued in conjunction with an acquisition completed during the latter portion of the first quarter of 1996.

The provision for income taxes increased to $662,000 in the second quarter of 1997 from $332,000 in the second quarter of 1996. For the six months ended June 30, 1997, the provision for income taxes increased to $1.2 million from $533,000 for the same period in 1996. The increase is a result of the increase in income before income taxes. For both the three and six months ended June 30, 1997, the provision for income taxes as a percentage of income before income taxes, increased to 38.0% from 35.2% and 34.2%, respectively, for the same periods in 1996. These changes are primarily attributable to income earned on tax-exempt securities in the first half of 1996.

Net income for the quarter ended June 30, 1997 increased 76.7% to $1.1 million as compared to $611,000 for the second quarter of 1996. For the six months ended June 30, 1997, net income nearly doubled to $1.9 million, up from $1.0 million for the first half of 1996.

Primary and fully diluted earnings per common share and share equivalents for the three month period ended June 30, 1997 increased 20% to $.06 versus $.05 for the prior year despite an approximate 27% and 38% increase, respectively, in primary and fully diluted weighted average shares and share equivalents outstanding. Primary earnings per common share and share equivalent for 1997 reflect a deduction of approximately $124,000, or $.01 per share, for the dividend earned during the quarter by holders of the convertible preferred stock.

For the six months ended June 30, 1997, primary and fully diluted earnings per common share and share equivalents increased by approximately 50.0% to $.12 from $.08 for the same period in 1996 while primary and fully diluted weighted average common shares and share equivalents outstanding increased by approximately 29.0% and 34%, respectively.

Liquidity and Capital Resources

As of June 30, 1997, Anicom had working capital of approximately $55.7 million as compared to $33.4 million as of December 31, 1996. The funds raised in the private placement of convertible preferred stock, offset by acquisitions completed during the first quarter of 1997, principally accounted for the increase in working capital.

The Company had cash and cash equivalents of $1.6 million and marketable securities of $16.7 million at June 30, 1997. On July 3, 1997, Anicom closed a $50 million unsecured revolving credit facility (the "Facility") with a syndicate of lenders, including Harris Trust and Savings Bank, LaSalle National Bank and The First National Bank of Chicago. The Facility provides various interest rate options, determined from time to time, based upon the Company's leverage ratio, as defined and either the agent's Domestic Rate less .50% to
 .25% or LIBOR plus .50% to 1.00%. The Facility expires in July, 2000 and contains customary financial covenants, including minimum tangible net worth and current, interest coverage and debt to earnings ratios. The Facility replaces the Company's previous $10 million unsecured revolving facility.

Pursuant to an agreement dated May 20, 1997, the Company sold 27,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock"). The sale of the Preferred Stock raised approximately $26.3 million after related costs and expenses. The Preferred Stock automatically converts into shares of Common Stock if certain closing market price levels for the Company's Common Stock are achieved over the next five years. Additionally, the Preferred Stock is convertible into shares of Common Stock upon written notice by the holders at the then current conversion ratio. All dividends are payable in cash or, at the Company's option, shares of Common Stock. Subsequent to the end of the quarter, the market price of Anicom's Common Stock triggered a mandatory conversion of one-third of the Preferred Stock issued. See Note 4 to the Condensed Consolidated Financial Statements.

Management believes that existing cash, cash equivalents, marketable securities, cash flows from operations and draws on the Facility will be sufficient to fund current operations, and its planned integrated growth strategy. The Company does not currently have any significant long-term capital requirements which it believes cannot be funded from the sources discussed above. However, in connection with its acquisition and integrated growth strategy, the Company's capital requirements may change based upon various factors, primarily related to the timing of acquisitions and the consideration to be used as purchase price. The Company continues to examine opportunities to raise funds through the issuance of additional equity or debt securities through private placements or public offerings and to increase its available lines of credit.

For the six months ended June 30, 1997, operating activities used $18.4 million of cash compared with the $16.1 million provided during the same period of 1996. The significant change between years is principally a result of the classification of the Company's net marketable securities activity. This activity consists of investing funds raised in financing activities until their liquidation in connection with the Company's acquisition and integrated growth strategy. Excluding the impact of marketable securities, Anicom used $6.0 million of cash in operating activities during the six months ended June 30, 1997 compared with the use of $4.4 million during the same period in 1996. The largest use of cash in operations resulted from funding acquisition related activities, including expanding product offerings at acquired locations. Investments in receivables and inventory were principally funded by an increase in accounts payable in both periods. In addition, working capital deficiencies of acquired companies and business integration liabilities were also funded.

Investing activities utilized approximately $2.7 million in the six months ended June 30, 1997. During the first quarter of 1997, Anicom completed the acquisition of Carolina Cable & Connector, Inc. of Raleigh, North Carolina; and Security Supply, Inc. of New Orleans, Louisiana. Cash paid for these acquisitions accounted for the majority of cash used for investing activities. The remainder represented funds used to expand the Company's facilities to accommodate growth.

Subsequent to June 30, 1997, the Company acquired Energy Electric Cable, a division of Connectivity Products, Inc. ("Energy"). Based in Auburn Hills, Michigan, Energy is a national specialist in the sale and distribution of multimedia wiring products. Energy had net sales of approximately $61 million from its 12 locations in the United States during 1996. The purchase price consisted of $12 million in cash and Common Stock and the pay down of $17 million of Connectivity Products, Inc. bank debt by Anicom.

Cash flows from financing activities in the first six months of 1997 totaled $22.5 million. The private placement of the Preferred Stock raised approximately $26.3 million after offering costs. During this period, the Company drew against the revolving credit facility. These draws were fully repaid by June 30, 1997 through cash from operations and proceeds from the sale of Preferred Stock. Additionally, the Company paid approximately $3.5 million of bank debt assumed in the Carolina Cable acquisition and debt issued with a 1996 acquisition.

Recently Issued Accounting Standards

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

Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS No. 129"), was issued in February 1997. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure by superseding and consolidating previously issued accounting standards. The Company's financial statements are prepared in accordance with the requirements of SFAS No. 129.

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), was issued in June 1997. SFAS No. 130 requires the reporting of comprehensive income in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, Elements of Financial Statements, as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distribution to owners. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of implementing this standard.

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), was issued in June 1997. SFAS No. 131 is not expected to impact the Company's disclosure requirements.

PART II  -- OTHER INFORMATION
Item 2.           Changes in Securities

Pursuant to an agreement dated May 20, 1997, the Company issued and sold 27,000 shares of its Series A Convertible Preferred Stock, $.01 par value per share ("Series A Preferred Stock") for an aggregate offering price of $27 million to certain individuals and entities pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The Company relied upon such investors' representations that they are accredited investors within the definition of Regulation D of the Securities Act of 1933, as amended.

The holders of Series A Preferred Stock have the right to convert at any time all or any portion of the Series A Preferred Stock, together with any accrued and unpaid dividends, into the Company's common stock, $.001 par value per share ("Common Stock") at a conversion price of $8.625 per share, ("Conversion Price"), subject to certain adjustments.

The Series A Preferred Stock may also be subject to mandatory conversion as described below. The outstanding shares of Series A Preferred Stock will be deemed to have been converted into shares of Common Stock at the Conversion Price automatically upon the following terms and conditions: (i) if, at any time during the first year following the date of issuance of the Series A Preferred Stock (the "Issuance Date"), the 10-day average trading price of the Common Stock is at least 130% of the Conversion Price, then 33-1/3% of the then outstanding Series A Preferred Stock will convert into Common Stock; (ii) if, at any time during the two years following the Issuance Date, the 10-day average trading price of the Common Stock is at least 160% of the Conversion Price, then 66-2/3% of the then outstanding Series A Preferred Stock will convert into Common Stock; and (iii) 100% of the then outstanding Series A Preferred Stock will convert into Common Stock if the 10-day average trading price of the Common Stock is equal to or exceeds (A) 190% of the Conversion Price during the two years following the Issuance Date, (B) 140% of the Conversion Price during the third year following the Issuance Date, (C) 150% of the Conversion Price during the fourth year following the Issuance Date, or (D) 175% of the Conversion Price during the fifth year following the Issuance Date. Notwithstanding the foregoing, no mandatory conversion will occur unless the shares of Common Stock to be issued have been registered under the Securities Act and listed for trading on the principal securities exchange or trading market where the Company's Common Stock is then listed or traded.

Item 4.           Submission of Matters to a Vote of Security Holders

  An Annual Meeting of Stockholders of the Company was held on May 21, 1997.

  1. The stockholders voted to elect three Class II Directors to serve for three year terms expiring at the Annual Meeting of Stockholders in 2000, with the following vote:

                                                         Authority     Broker
             Directors              For       Against    Withheld    Non-Votes
             ------------------  ----------  ---------  ----------  -----------
             Alan B. Anixter     14,296,875     __        308,287       __
             Donald C. Welchko   14,299,075     __        306,087       __
             Michael Segal       14,299,115     __        306,047       __

           The following directors' terms of office continued after the meeting:
           Scott C. Anixter (term expiring in 1999), Carl E. Putnam (term expiring in 1999), Lee B. Stern (term expiring in 1999), Robert Brzustewicz, Sr. (term expiring in 1998), William R. Anixter (term expiring in 1998) and Ira J. Kaufman (term expiring in 1998).

  2. The Stockholders also voted to approve an amendment to the Company's Restated Certificate of Incorporation, with the following vote:

                                       Authority                  Broker
                For        Against     Withheld   Abstentions   Non-Votes
             ----------   ----------  ----------  -----------   ---------
             14,407,052    146,318      51,792        __            __

  3. The Stockholders also voted to approve an amendment to the Anicom, Inc. 1996 Stock Incentive Plan, with the following vote:

                                       Authority                  Broker
                For        Against     Withheld   Abstentions   Non-Votes
             ----------   ----------  ----------  -----------   ---------
             13,246,368    700,177      80,476        __         578,141

  4. The Stockholders also voted to approve an amendment to the Amended and Restated Anicom, Inc. 1995 Directors Stock Option Plan, with the following vote:

                                       Authority                  Broker
                For        Against     Withheld   Abstentions   Non-Votes
             ----------   ----------  ----------  -----------   ---------
             11,047,473   3,465,003     92,686        __            __

Item 6.        Exhibits and Reports on Form 8-K

      (a)   Exhibits.

              The following exhibits are filed with this report:

                Exhibit No.
               -----------
                3.1*       Restated Certificate of Incorporation of the Company.
                3.3**      Certificate of Amendment of Restated Certificate of
                              Incorporation of the Company.
                3.4***     Certificate of Designations, Preferences and Rights
                              of the Series A Convertible Preferred Stock.
                3.5****    Certificate of Amendment of Restated Certificate of
                              Incorporation of the Company.
               11            Computation of Earnings per Share
               27            Financial Data Schedule

           * Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2, as amended (Registration Statement No. 33-87736C) and incorporated herein by reference.

           ** Previously filed as an Exhibit to the Company's current report on Form 10-QSB for the quarter ended September 30, 1996 and incorporated herein by reference.

           *** Previously filed as an Exhibit to the Company's current report on Form 8-K, dated May 22, 1997 and incorporated herein by reference.

           **** Previously filed as an Exhibit to the Company's Registration Statement on Form S-3, as amended (Registration Statement No. 333-30791) and incorporated herein by reference.

      (b)         Reports on Form 8-K.

                  The following Report on Form 8-K was filed during the second quarter of 1997:

                  Form  8-K,  dated  May  22,  1997  (Press  Release,  Series  A
                    Convertible  Preferred  Stock)

                  Form 8-K,  dated May 30, 1997 (Series A Convertible  Preferred
                    Stock)

                  Form 8-K, dated June 5, 1997 (Press Release)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     ANICOM, INC.
                                                     Registrant



Dated:   August 15, 1997                    By:      /S/ DONALD C. WELCHKO
                                                     ------------------------
                                                     Donald C. Welchko
                                                     Vice President and Chief
                                                     Financial Officer

                                  ANICOM, INC.
                                INDEX TO EXHIBITS

Exhibit No.
-----------
3.1*          Restated Certificate of Incorporation of the Company.

3.3** Certificate of Amendment of Restated Certificate of Incorporation of the Company.

3.4*** Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock.

3.5**** Certificate of Amendment of Restated Certificate of Incorporation of the Company.

11            Computation of Earnings per Share

27            Financial Data Schedule






*      Previously filed as an Exhibit to the Company's Registration

       Statement on Form SB-2, as amended (Registration Statement No. 33-87736C) and incorporated herein by reference.

** Previously filed as an Exhibit to the Company's current report on Form 10-QSB for the quarter ended September 30, 1996 and incorporated herein by reference.

*** Previously filed as an Exhibit to the Company's current report on Form 8-K, dated May 22, 1997 and incorporated herein by reference.

****   Previously filed as an Exhibit to the Company's Registration
       Statement on Form S-3, as amended (Registration Statement No. 333-30791) and incorporated herein by reference.