Form 10-Q
period 1997-09-30
ANICOM INC
filed 1997-11-14
CIK 935802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1997

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

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share as of November 12, 1997: 19,493,485.

PART I.  --  FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  ANICOM, INC.
                      Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                               September 30,      December 31,
                                                    1997              1996
                                                (Unaudited)
                            ASSETS
Current assets:
  Cash and cash equivalents                    $         1,125   $           195
  Marketable securities                                      _             4,345
  Accounts receivable, less allowance for
     doubtful accounts of $2,303 and $980,
     respectively                                       55,995            26,972
  Inventory, primarily finished goods                   43,448            23,453
  Deferred income taxes                                  2,059             1,557
  Other current assets                                   1,441             1,017
                                              ----------------  ----------------
      Total current assets                             104,068            57,539
                                              ----------------  ----------------

Property and equipment, net                              5,206             2,820
Goodwill, net of accumulated amortization
     of $1,197 and $479, respectively                   53,098            26,771
Other assets, primarily notes receivable                 1,848               824
                                              ================  ================
      Total assets                             $       164,220  $         87,954
                                              ================  ================
















            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
                      Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                                September 30,      December 31,
                                                     1997              1996
                                                 (Unaudited)
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $         46,509  $         20,727
  Accrued expenses                                       3,473             1,818
  Long-term debt, current portion                        1,938             1,598
                                                                ----------------
                                              ----------------
      Total current liabilities                         51,920            24,143
                                                                ----------------
                                              ----------------

Long-term debt, net of current portion                  14,940             3,013
Deferred income taxes                                        _               165
Other liabilities                                        2,486               774
                                              ----------------  ----------------
      Total liabilities                                 69,346            28,095
                                              ----------------  ----------------

Commitments and Contingencies

Stockholders' Equity:
  Convertible preferred stock, Series A,
     par value $.01 per share, liquidation
     value $1,000 per share, 27 and 0
     shares authorized and issued, respectively              _                 _
  Preferred stock, undesignated, par value
     $.01 per share; 973 and 1,000 shares
     authorized; no shares issued and outstanding            _                 _
  Common stock, par value $.001 per share; 60,000
     shares authorized, 19,263 and 15,560
     shares issued and outstanding, respectively            11                 7
  Additional paid-in capital                            87,971            56,465
  Retained earnings                                      6,892             3,387
                                              ----------------   ---------------
      Total stockholders' equity                        94,874            59,859
                                              ----------------   ---------------
        Total liabilities and stockholders'
          equity                              $        164,220   $        87,954
                                              ================   ===============



            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)



                                                   For the Three Months Ended             For the Nine Months Ended
                                                          September 30,                         September 30,
                                                           (unaudited)                           (unaudited)

                                               ------------------------------------  -----------------------------------

                                                     1997               1996               1997              1996

Net sales                                      $         75,340   $         33,221   $        172,831   $        76,432
Cost of sales                                            57,205             24,694            132,161            57,245
                                               -----------------  -----------------  -----------------  ----------------
Gross profit                                             18,135              8,527             40,670            19,187
                                               -----------------  -----------------  -----------------  ----------------

Operating expenses and other:
  Selling                                                 8,024              3,867             18,213             8,904
  General and administrative                              6,951              3,553             16,581             7,860
  Gain on sale of assembly product line                                                          (483)
                                               -----------------  -----------------  -----------------  ----------------
      Total operating expenses and other                 14,975              7,420             34,311            16,764
                                               -----------------  -----------------  -----------------  ----------------

Income from operations                                    3,160              1,107              6,359             2,423
                                               -----------------  -----------------  -----------------  ----------------

Other income (expense):
  Interest income                                            45                111                214               462
  Interest expense                                         (245)               (86)              (440)             (197)
                                               -----------------  -----------------  -----------------  ----------------
    Total other income (expense)                           (200)                25               (226)              265
                                               -----------------  -----------------  -----------------  ----------------


Income before income taxes                                2,960              1,132              6,133             2,688

Provision for income taxes                                1,124                389              2,331               921
                                               -----------------  -----------------  -----------------  ----------------

Net income                                                1,836                743              3,802             1,767

Less:  dividend on preferred stock                         (173)                                 (297)
                                               -----------------  -----------------  -----------------  ----------------

Net income available to common stockholders    $          1,663   $            743   $          3,505   $         1,767
                                               =================  =================  =================  ================

Earnings per common share and share equivalent:
    Primary and fully diluted                  $           .09    $           .06    $           .21    $          .14
                                               =================  =================  =================  ================

Weighted average common shares and share
  equivalents outstanding:
    Primary                                              18,636             13,466             17,127            12,878
                                               =================  =================  =================  ================

    Fully diluted                                        20,371             13,618             18,482            13,130
                                               =================  =================  =================  ================


            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
                 Consolidated Statements of Stockholders' Equity
                    (In thousands, except per share amounts)


                                          Convertible
                                        Preferred Stock           Common Stock
                                                                                     Additional                   Total
                                     --------------------    --------------------
                                                                                      Paid-In      Retained   Stockholders'
                                      Shares      Amount      Shares      Amount      Capital      Earnings       Equity

Balance,  January 1, 1996                                       12,213    $   6      $ 36,371      $   764     $ 37,141

Proceeds from issuance of common
  stock, net of offering costs                                   2,423        1        15,053                    15,054

Issuance of common stock for
  acquisitions                                                     872        _         5,537                     5,537

Exercise of stock options                                            9        _            11                        11

Exercise of warrants to purchase
  common stock                                                      98        _             _                         _

Receipt and cancellation of common
  stock received in sale of a                                      (55)       _          (507)                     (507)
  business

Net income                                                                                           2,623        2,623
                                                            -----------   ------      --------     --------    ----------

Balance, December 31, 1996                                      15,560        7        56,465        3,387       59,859

Dividends issued to convertible
  preferred stock holders in common                                 29        _           297         (297)           _
  stock

Proceeds from issuance of
  convertible preferred stock, net          27      26,155           _        _             _                    26,155
  of offering costs

Conversion of convertible preferred
  stock to common stock                    (27)    (26,155)      3,130        3        26,152                         _

Issuance of common stock for
  acquisitions                                                     544        1         5,057                     5,058

Net income                                                                                           3,802        3,802
                                    ----------- ----------- -----------   ------      --------     --------    ----------

Balance, September 30, 1997                  _           _      19,263    $  11      $ 87,971      $ 6,892     $ 94,874
                                    =========== =========== ===========   ======     =========     ========    ==========

            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                    For the Nine Months Ended
                                                          September 30,
                                                           (unaudited)
                                                --------------------------------
                                                      1997              1996
Cash flows from operating activities:
    Net income                                  $        3,802     $      1,767
    Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
         Depreciation                                    1,544              260
         Amortization                                      719              292
         Deferred income taxes                             (92)
         Gain on sale of product line                     (483)
    Increase (decrease) in cash attributable
      to changes in assets and liabilities:
         Marketable securities                           4,345           16,525
         Accounts receivable                           (13,116)          (6,378)
         Inventory                                     (12,060)          (5,344)
         Other assets                                        6             (617)
         Accounts payable                               15,622            3,906
         Accrued expenses                               (3,319)          (1,752)
                                               ----------------  ---------------
      Net cash (used in) provided by
          operating activities                          (3,032)           8,659
                                               ----------------  ---------------
Cash flows from investing activities:
   Purchase of property and equipment                   (2,736)            (774)
   Cash paid for acquired companies                    (28,732)         (14,436)
   Other                                                   200
                                               ----------------  ---------------
      Net cash used in investing activities            (31,268)         (15,210)
                                               ----------------  ---------------
Cash flows from financing activities:
   Payment of long-term debt and assumed
     bank debt                                         (27,749)         (12,754)
   Proceeds from long-term debt                         36,824            4,190
   Proceeds from equity offerings, net of
     related costs                                      26,155           15,177
   Other                                                                     11
                                               ----------------  ---------------
      Net cash provided by financing activities         35,230            6,624
                                               ----------------  ---------------
Net increase in cash and cash equivalents                  930               73
Cash and cash equivalents, beginning of period             195                3
                                               ----------------  ---------------
Cash and cash equivalents, end of period       $         1,125   $           76
                                               ================  ===============

            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying condensed consolidated unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Anicom, Inc. (the "Company" or "Anicom") as of September 30, 1997, the results of operations for the three month and nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. Reported interim results of operations are based, in part, on estimates which may be subject to year-end adjustment. In addition, these interim results of operations are not necessarily indicative of those expected for the year.

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

         In connection with certain acquisitions completed during 1996, the Company acquired three assembly operations. These operations produced two lines of connector cable products and a line of copper and fiber optic cable cutting and splicing kits which were sold through the Company's distribution channels. On December 31, 1996, the splicing kit line and one of the connector cable product lines were sold. On March 7, 1997, the Company sold its third assembled product line which consisted of computer, robotics and power cable connectors. See Note 6.

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

         The nature of reconciling items between the provision for income taxes computed at the federal statutory rate and that reported for the three and nine months ended September 30, 1997 and 1996 are consistent with those discussed in the Company's Annual Report on Form 10-KSB.

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

3.       Long-Term Debt

         On July 3, 1997, the Company replaced its previous unsecured $10 million revolving credit facility with a $50 million unsecured revolving credit facility (the "Facility") with a syndicate of lenders, including Harris Trust and Savings Bank, LaSalle National Bank and The First National Bank of Chicago. The Facility provides various interest rate options, determined from time to time, based upon the Company's leverage ratio, as defined and either the agent's Domestic Rate less .50% to .25% or LIBOR plus .50% to 1.00%. The Facility also contains customary financial covenants, including minimum tangible net worth and current, interest coverage and debt to earnings ratios.

4.       Convertible Preferred Stock

         Pursuant to an agreement dated May 20, 1997, the Company sold 27,000 shares of $.01 par value, Series A Convertible Preferred Stock (the "Preferred Stock") for $27 million. Net proceeds after related costs and expenses were approximately $26.2 million.

         For the first five years after issuance, the Preferred Stock pays an annual dividend equal to 5%. Accrued dividends are payable quarterly, in arrears. All dividends are payable in cash or, at the Company's option, shares of Common Stock valued at the ten day average trading price, as defined.

         The Preferred Stock is convertible into shares of Common Stock upon written notice by the holders at the then current conversion ratio. The initial conversion price is $8.625 per share. Mandatory conversion of the Preferred Stock into Common Stock occurs if certain closing market price levels for the Company's Common Stock are achieved. On July 9, 1997, the 10 day average trading price of the Company's Common Stock exceeded 130% of the then current conversion price and one-third of the then outstanding Preferred Stock was converted to Common Stock. On August 25, 1997, the 10 day average trading price of the Company's Common Stock exceeded 160% of the then current conversion price and two-thirds of the then outstanding Preferred Stock was converted to Common Stock. On September 23, 1997, the 10 day average trading price of the Company's Common Stock exceeded 190% of the then current conversion price and all remaining Preferred Stock was converted to Common Stock.

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

5.       Common Stock

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

         On September 16, 1996, the Company completed a private placement of 2,423,080 shares of its Common Stock at $ 6.50 per share. Net proceeds to the Company after related costs and expenses were approximately $15.2 million.

6.       Acquisitions and Dispositions

         The Company acquired Energy Electric Cable, a division of Connectivity Products, Inc. ("Energy") on July 11, 1997. Energy is a national specialist in the sale and distribution of multimedia wiring products based in Auburn Hills, Michigan. During 1996, Energy had net sales of approximately $61 million from its 12 locations in the United States. The purchase price consisted of $12 million in cash and Common Stock and the pay down of $17 million of Connectivity Products, Inc. ("Connectivity") bank debt by Anicom. In addition, the Company entered into a supply agreement with Connectivity.

         Anicom purchased all of the issued and outstanding common stock of Security Supply, Inc. ("Security Supply") of New Orleans, Louisiana on March 21, 1997. Security Supply is a distributor of alarm, security and life safety products in Louisiana and surrounding states. The purchase price was approximately $2 million payable in cash and common stock.

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

6.       Acquisitions and Dispositions, continued

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

6.       Acquisitions and Dispositions, continued

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

         The following pro forma condensed consolidated quarterly financial information assumes that the Northern, Norfolk, Carolina Cable and Energy acquisitions and the issuances of equity discussed in Notes 3 and 4, which were a significant source of the funds used in certain of the acquisitions, occurred on January 1, 1996. It further assumes that the equity transaction discussed in Note 4 resulted in the issuance of common stock, based on the conversion of the Preferred Stock to Common Stock approximately four months after its issuance. The results do not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 1996 nor are they indicative of the results which may occur in the future.

                                                            Nine Months Ended
                                                               September 30,
                                                          (In thousands, except
                                                            per share amounts)

                                                             1997         1996

         Net sales                                         $211,619     $173,852
                                                           ========     ========
         Operating income                                  $  7,194     $  4,218
                                                           ========     ========
         Net income available to common stockholders       $  4,136     $  2,633
                                                           ========     ========
         Earnings per common share and share equivalent    $    .21     $    .14
                                                           ========     ========
         Pro forma weighted average common shares and
          share equivalents                                  19,806       19,319
                                                           ========     ========

         On October 17, 1997, the Company acquired certain assets of Zack-DataCom, the voice and data division of Zack Electronics, Inc. ("Zack") of San Jose, California, a leader in the sale and distribution of multimedia low voltage products. Zack had net sales of approximately $10 million in 1996. The purchase price was $4.7 million payable in cash and stock.

         On March 7, 1997, the Company sold its third assembled product line which consisted of computer, robotics and power cable connectors. In connection with the sale, the Company entered into a supply agreement to act as the sole and exclusive distributor of certain products assembled by the acquiring company. The selling price of $600,000 was payable in cash and notes.

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

7.       Commitments and Contingencies

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

8.       Supplemental Cash Flow Information

         The following is a summary of the non-cash investing and financing activities:


                                                              Nine Months Ended
                                                                 September 30,
                                                                (In thousands)
                                                               1997       1996
           Acquisitions:
              Fair value of assets acquired                   54,113     52,638
              Business integration liabilities established    (4,274)    (2,728)
              Liabilities assumed                            (15,781)   (26,673)
              Long-term debt issued                                _     (3,000)
              Common stock issued                             (5,058)    (5,660)
                                                            ---------  ---------
              Cash paid                                       29,000     14,577
              Less:  cash acquired                              (268)      (141)
                                                            ---------  ---------
              Net cash paid for acquisitions                $ 28,732   $ 14,436
                                                            =========  =========
           Dispositions:
              Value of assets sold, net of transaction
               costs                                        $    117
                                                            =========
              Notes receivable accepted                     $    400
                                                            =========
           Conversion of Convertible Preferred Stock:
              Conversion to common stock                    $ 27,000
                                                            =========
              Payment of dividends in common stock          $    297
                                                            =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth selected income statement data of Anicom expressed as a percentage of net sales for the periods indicated:

                                     For the Three Months    For the Nine Months
                                             Ended                 Ended
                                          September 30,        September 30,
                                          1997     1996       1997      1996

Income Statement Data:
  Net sales                               100.0%   100.0%     100.0%    100.0%
  Cost of goods sold                       75.9     74.3       76.5      74.9
                                       --------- --------   --------  --------
  Gross profit                             24.1     25.7       23.5      25.1
                                       --------- --------   --------  --------
  Operating expenses and other:
    Selling expenses                       10.7     11.6       10.5      11.6
    General and administrative expenses     9.2     10.7        9.6      10.3
     Gain on sale of product line           ---      ---        (.3)      ---
                                       --------- --------   --------  --------
  Operating income                          4.2      3.4        3.7       3.2
  Interest (expense)                        (.3)     (.3)       (.3)      (.3)
  Interest income                            .1       .3         .1        .6
                                       --------- --------   --------  --------
  Income before income taxes                3.9      3.4        3.5       3.5
  Income taxes                              1.5      1.2        1.3       1.2
                                       ========= ========   ========  ========
  Net income                                2.4%     2.2%       2.2%      2.3%
                                       ========= ========   ========  ========


__________________
Note:  Percentages may not sum due to rounding.

Results of Operations for the Three and Nine Months Ended September 30, 1997 Compared to the Three and Nine Months Ended September 30, 1996

Net sales for the third quarter of 1997 increased to a record $75.3 million, a 126.8% increase over net sales of $33.2 million in the third quarter of 1996. Net sales for the first nine months of 1997 rose by 126.1% to a record $172.8 million, when compared to net sales of $76.4 million for the comparable period of 1996. The significant increase is primarily attributable to acquisitions coupled with internal growth which has lead to new customers, increased market share, expanded market penetration and increased volume with existing customers.

Anicom's gross profit for the quarter ended September 30, 1997 increased by $9.6 million or 112.7% to $18.1 million versus $8.5 million for the same period of 1996. For the first nine months of 1997, gross profit increased to $40.7 million from $19.2 million in the first three quarters of 1996, an increase of 112.0%. These increases resulted from Anicom's acquired sales volume and internal growth. As a percentage of net sales, gross profit for the three and nine month periods ended September 30 declined from 25.7% and 25.1%, respectively, in 1996 to 24.1% and 23.5%, respectively, in 1997. The gross margin improvements that resulted from the economic efficiencies created by Anicom's increased purchasing volume were offset by the impact of lower historical gross profit margins of certain of the Company's recent acquisitions. The decrease in gross margin in 1997 also reflects the impact of the Company's efforts to open new markets and increase existing market share.

Selling expenses increased by $4.2 million and $9.3 million, respectively, for the three and nine months ended September 30, 1997 in conjunction with the Company's increase in net sales and the increase in sales headcount that resulted from the Company's acquisitions and internal growth. Selling expenses as a percentage of net sales improved from 11.6% of net sales in the third quarter of 1996 to 10.7% of net sales in the third quarter of 1997. Selling expenses as a percentage of net sales improved from 11.6% for the first nine months of 1997 to 10.5% for the first nine months of 1996. These improvements resulted from the Company realizing operating leverage from its growth and acquisitions and conforming the selling incentive programs of companies acquired in 1996 with those of Anicom. These improvements were, in part, offset by differences in the selling incentive programs in place at Energy, acquired in July, 1997.

General and administrative expenses increased from $3.6 million and $7.9 million in the third quarter and first nine months of 1996, respectively, to $7.0 million and $16.6 million, respectively, for the same periods in 1997. The Company's acquisitions in the last half of 1996 and 1997 resulted in an increase in general and administrative expenses. As a percentage of net sales, general and administrative expenses improved to 9.2% in the third quarter of 1997 from 10.7% in the third quarter of 1996. As a percentage of net sales, general and administrative expenses improved from 10.3% in the first nine months of 1996 to 9.6% in the first nine months of 1997. These improvements were attributable to increases in net sales outpacing required expenses for general and administrative costs as the Company further realized operating leverage from its acquisition-based, integrated growth strategy.

Interest income decreased to $45,000 in the third quarter of 1997 from $111,000 in the third quarter of 1996. On a year to date basis, interest income has decreased from $462,000 in 1996 to $214,000 in 1997. During the first and third quarters of 1996, the Company earned interest income on invested funds raised in common stock offerings. In the second and third quarters of 1997, the Company earned interest on funds raised in its May private placement of convertible preferred stock. The changes noted are a result of the amounts and periods of time these funds were invested prior to their use.

In the third quarter of 1997, interest expense increased to $245,000 from $86,000 for the third quarter of 1996. The increase is due to the Company borrowing against its credit facility for its acquisition of Energy and to fund increases in working capital. For the nine months ended September 30, 1997, interest expense rose by $243,000 to $440,000. The increase was principally a result of borrowings against the credit facility.

The provision for income taxes increased to $1.1 million in the third quarter of 1997 from $389,000 in the third quarter of 1996. For the nine months ended September 30, 1997, the provision for income taxes increased to $2.3 million from $921,000 for the same period in 1996. The increase is a result of the increase in income before income taxes. For both the three and nine months ended September 30, 1997, the provision for income taxes as a percentage of income before income taxes, increased to 38.0% from 34.4% and 34.3%, respectively, for the same periods in 1996. These changes are primarily attributable to income earned on tax-exempt securities in 1996.

Net income for the third quarter of 1997 increased 147.1% to $1.8 million as compared to $743,000 for the third quarter of 1996. For the nine months ended September 30, 1997, net income increased 115.1% to $3.8 million, up from $1.8 million for the nine months of 1996.

Primary and fully diluted earnings per common share and share equivalents for the three month period ended September 30, 1997 increased 50.0% to $.09 versus $.06 for the prior year despite a 38.4% and 49.6% increase, respectively, in primary and fully diluted weighted average shares and share equivalents outstanding. Primary earnings per common share and share equivalent for the third quarter of 1997 reflect a deduction of approximately $173,000, or $.01 per share, for the dividend earned during the quarter by holders of the convertible preferred stock. As of September 23, 1997, all the remaining shares of Preferred Stock were converted to Common Stock.

For the nine months ended September 30, 1997, primary and fully diluted earnings per common share and share equivalents increased by approximately 50.0% to $.21 from $.14 for the same period in 1996 while primary and fully diluted weighted average common shares and share equivalents outstanding increased by approximately 33.0% and 40.8%, respectively. Primary earnings per common share and share equivalent for the nine months ended September 30, 1997 reflect a deduction of approximately $297,000, or $.02 per share, for the dividend earned during the second and third quarter by holders of the convertible preferred stock.


Liquidity and Capital Resources

As of September 30, 1997, Anicom had working capital of approximately $52.1 million as compared to $33.4 million at December 31, 1996, including cash and cash equivalents of $1.1 million at September 30, 1997. Anicom also has a $50 million unsecured revolving credit facility (the "Facility") with a syndicate of lenders, including Harris Trust and Savings Bank, LaSalle National Bank and The First National Bank of Chicago. The Facility provides various interest rate options, determined from time to time, based upon the Company's leverage ratio, as defined and either the agent's Domestic Rate less .50% to .25% or LIBOR plus
 .50% to 1.00%. The Facility expires in July, 2000 and contains customary financial covenants, including minimum tangible net worth and current, interest coverage and debt to earnings ratios. The Facility replaces the Company's previous $10 million unsecured revolving credit facility. At September 30, 1997, the amount outstanding under the Facility was $13.2 million.

Management  believes  that  existing  cash,  cash  equivalents,  cash flows from operations and draws on the Facility will be sufficient to fund current operations, and its planned integrated growth strategy. The Company does not currently have any significant long-term capital requirements which it believes cannot be funded from the sources discussed above. However, in connection with its acquisition and integrated growth strategy, the Company's capital requirements may change based upon various factors, primarily related to the timing of acquisitions and the consideration to be used as purchase price. The Company continues to examine opportunities to raise funds through the issuance of additional equity or debt securities through private placements or public offerings and to increase its available lines of credit.

For the nine months ended September 30, 1997, operating activities used $3.0 million of cash compared with the $8.7 million provided during the same period of 1996. The significant change between years is principally a result of the classification of the Company's net marketable securities activity. This activity consists of investing funds raised in financing activities until their liquidation in connection with the Company's acquisition and integrated growth strategy. Excluding the impact of marketable securities, Anicom used $7.4 million of cash in operating activities during the nine months ended September 30, 1997 compared with the use of $7.9 million during the same period in 1996. The largest use of cash in operations resulted from funding acquisition related activities, including expanding product offerings at acquired locations. Investments in receivables and inventory were funded, in part, by an increase in accounts payable in both periods. Additional funding in 1997 was provided by borrowings against the Facility while 1996 funding was provided by the private placement of equity. In addition, funding working capital deficiencies of acquired companies and business integration liabilities were significant uses of operating cash flows.

Investing activities utilized approximately $31.3 million in the nine months ended September 30, 1997. During the first quarter of 1997, Anicom completed the acquisition of Carolina Cable & Connector, Inc. of Raleigh, North Carolina; and Security Supply, Inc. of New Orleans, Louisiana. During the third quarter of 1997, the Company acquired Energy. Cash paid for these acquisitions accounted for the majority of cash used for investing activities. The remainder represents funds used to expand the Company's facilities to accommodate growth and the cost of a new, fully integrated business solution software platform which will be implemented at the end of the fourth quarter of 1997.

Cash flows from financing activities in the first nine months of 1997 totaled $35.2 million. Pursuant to an agreement dated May 20, 1997, the Company sold 27,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock"). The sale of the Preferred Stock raised approximately $26.2 million after related costs and expenses. The Preferred Stock automatically converted into shares of Common Stock if certain closing market price levels for the Company's Common Stock were achieved. During the third quarter, the market price of Anicom's Common Stock achieved the three thresholds required for mandatory conversions of the Preferred Stock. Accordingly, all of the outstanding shares of Preferred Stock have been converted to Common Stock. See Note 4 to the Condensed Consolidated Financial Statements. Additionally, the Company paid approximately $3.5 million of bank debt assumed in the Carolina Cable acquisition and $1 million of debt issued with a 1996 acquisition. During this period, the Company drew against and made repayments on its revolving credit facilities.

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

PART II  -- OTHER INFORMATION

Item 2.  Changes in Securities

         In July 1997, the Company issued shares of the Company's common stock ("Common Stock") to Connectivity Products, Incorporated ("CPI") pursuant to an agreement dated July 11, 1997 ("Agreement"), under which the Company purchased certain assets and assumed certain liabilities of CPI. Under the Agreement, the Company paid $2.0 million of the purchase price in shares of Common Stock. The 190,476 shares issued pursuant to the Agreement were issued in reliance upon Section 4 (2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder, as a transaction by an issuer not involving any public offering. An appropriate legend was affixed to the share certificate issued to CPI.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits.

              The following exhibits are filed with this report:

                Exhibit No.

                3.1*       Restated Certificate of Incorporation of the Company
                3.3**      Certificate of Amendment of Restated Certificate of
                              Incorporation of the Company
                3.4***     Certificate of Designations, Preferences and Rights
                              of the Series A Convertible Preferred Stock
                3.5****    Certificate of Amendment of Restated Certificate of
                              Incorporation of the Company
               10.19       Supply Agreement, dated as of July 11, 1997 between
                              the Company and Connectivity Products,
                              Incorporated
               11            Computation of Earnings per Share
               27            Financial Data Schedule

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

      (b)         Reports on Form 8-K.

                   The following Reports on Form 8-K were filed during the
                    third quarter of 1997:

                   Form 8-K, dated July 25, 1997 (Energy Electric Cable) Form 8-K/A, dated August 25, 1997 (Energy Electric Cable)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                              ANICOM, INC.
                                                              Registrant



Dated:   November 14, 1997       By:  /S/ DONALD C. WELCHKO
                                      Donald C. Welchko
                                      Vice President and Chief Financial Officer

                                  ANICOM, INC.
                                INDEX TO EXHIBITS



        Exhibit No.

                3.1*       Restated Certificate of Incorporation of the Company
                3.3**      Certificate of Amendment of Restated Certificate of
                              Incorporation of the Company
                3.4***     Certificate of Designations, Preferences and Rights
                              of the Series A Convertible Preferred Stock
                3.5****    Certificate of Amendment of Restated Certificate of
                              Incorporation of the Company
               10.19       Supply Agreement, dated as of July 11, 1997 between
                              the Company and Connectivity Products,
                              Incorporated
               11            Computation of Earnings per Share
               27            Financial Data Schedule

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