Form 10-K
period 1997-12-31
ANICOM INC
filed 1998-03-31
CIK 935802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                         Commission File Number 0-25364


                                  ANICOM, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                    36-3885212
   (State of incorporation)                  (IRS Employer Identification No.)


        6133 North River Road, Suite 1000, Rosemont, Illinois 60018-5171
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (847) 518-8700

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.001
                                (Title of Class)


Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant (for the purpose of this calculation only, the registrant's directors and executive officers are deemed affiliates), based on the closing price of the registrant's Common Stock on March 16, 1998: $282,075,206.

The number of shares outstanding of the registrant's Common Stock as of March 16, 1998: 23,294,408

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the issuer's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 1998 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         General
         Anicom, Inc. ("Anicom" or the "Company") specializes in the sale and distribution of communications related wire, cable, fiber optics and computer network and connectivity products. The products offered by Anicom generally fall into five categories: (i) voice and data communications and fiber optics, (ii) sound, security, fire, alarm and energy management systems, (iii) electronic cable, (iv) industrial cable, wiring and assemblies for automation, computers and robotics, and (v) cable television. The fastest growing products for the Company are in voice and data communications and fiber optics, including an assortment of transmission media (copper and fiber optic cable), components (blocks, brackets, jacks, patch cords, patch panels, connectors and stackable hubs), related hardware and cable assemblies. From its initial public offering in February 1995 to December 31, 1997, the Company grew from 7 to more than 50 locations through internal expansion and the successful completion of 12 acquisitions.

         Anicom is a national leader in the sale and distribution of multimedia wiring products. The Company has assembled an experienced management team and, in the fourth quarter of 1997, completed a significant investment in the implementation of an information technology and distribution system which is year 2000 compliant and, in management's opinion, capable of supporting Anicom's integrated growth strategy. The five person management team that formed and has grown Anicom collectively has more than 100 years of experience in the sale and distribution of multimedia wiring products. The Company's Chairman of the Board, Alan B. Anixter, and Board member William R. Anixter, were the co-founders of Anixter Bros., Inc., ("Anixter Bros.") an international specialist in the distribution of wire, cable and related products. Alan B. Anixter served as the Chairman and Chief Executive Officer of Anixter Bros., until 1988. During his career at Anixter Bros., that company consummated more than 40 corporate acquisitions and by 1988, had grown to over $1.0 billion in annual net sales. In addition, the Company's Chairman and Chief Executive Officer, Scott C. Anixter, previously was a director of Anixter Bros. while the Company's President, Carl
E. Putnam, previously was a Regional Vice President of Anixter Bros. The Company believes that the extensive industry experience of its management team and sales personnel has enabled it to establish and maintain strong relationships with major vendors and customers and that such experience will continue to serve as a valuable asset in the implementation of Anicom's integrated growth strategy.

Background
         Several of the industries serviced by Anicom have experienced significant growth in recent years and are expected to continue to grow at a rapid pace. As these industries continue to evolve, management believes that the demand for products offered by the Company will also continue to grow. By focusing on distribution, management believes that it can readily respond to the changing demands of the industries it serves and is not reliant upon the success of a particular product or product category. The products distributed by the Company are components utilized by contractors and end-users in the installation or upgrading of highly technical communications systems. As such, the Company's products often are subject to strict technical specifications. The degree to which products adhere to these technical specifications, such as class of cable or specific connector impedance specifications, is a significant factor in differentiating among products. Accordingly, distributors primarily distinguish themselves by the depth and breadth of products offered and their knowledge of these products. Anicom's sales personnel, who average approximately ten years of experience in the sale and distribution of multimedia wiring products, work with Anicom's customers and vendors to match products to the technical specifications supplied by its customers. Management believes that this level of service is important in attracting and retaining customers as well as distinguishing itself as a provider of products, service and value.

         The growing market for the distribution of communications related wire, cable, fiber optics, cable television and computer network and connectivity products is highly fragmented, with few companies maintaining greater than $50 million in annual net sales. Anicom's integrated growth strategy focuses on (i) increasing revenue through acquisitions and internal growth into targeted geographical markets; (ii) expanding product offerings, improving market share and providing superior customer service and (iii) continuing to achieve profitability in existing and acquired operations through the implementation of financial and operational controls.

         Voice and Data Communications and Fiber Optics
         Anicom's customer base consists of a wide array of businesses, including contractors, systems integrators, security/fire alarm companies, regional Bell operating companies, distributors, utilities, telecommunications and sound contractors, cable television installers, wireless specialists, construction companies, universities and governmental agencies. These customers utilize the products offered by Anicom in a multitude of existing applications. In addition, a large number of leading telecommunications, computer, computer software and entertainment companies have committed significant resources to developing plans for the delivery of broadband communications services which are expected to increase the use of protocols including Ethernet(R) and Fast Ethernet(R) networks, as well as asynchronous transfer mode ("ATM") technology. New systems and technology such as these are anticipated to involve the use of fiber optic cable, copper cable or wires manufactured to specifications different from those currently in use. At the same time, the proliferation of personal computers and advances in networking technology have resulted in increased demand for interconnected local area network ("LAN") and wide area network ("WAN") systems that utilize the products offered by Anicom. The growth of these types of networks has resulted in a separate purchasing process for electronic data transmission cable and components utilized in these networks. Anicom coordinates with end-users, systems integrators and network cable manufacturers in determining specifications of the cable and connectivity products required for a particular network.

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

         Cable  Television
         Industry sources estimate that U.S. cable systems pass 97% of U.S. television households and in excess of 68% of those households are cable subscribers. Cable operators compete to provide subscribers with greater programming selections, interactive entertainment and educational services, competitive access services, and switched voice, data and other two-way telephone communication services. In addition, the entrance of telephone companies into the cable industry, the consolidation of cable and telephone companies, new wireless technologies and direct broadcast satellite services are expanding the variety of products and services available in this market.

         Anicom was able to enhance its presence in the CATV distribution business with its acquisition of TW Communications Corporation ("TW") in December 1997. Anicom is selling to cable television installation contractors and multisystem cable operators many of the same multimedia wiring products distributed by Anicom to other markets. Similarly, many of the products used by cable companies have applications in the voice, data and security markets. The ability to provide a full line of products to a wide range of customers is crucial to the success of any supplier to the cable television market. The market is highly competitive, and is based on performance, quality, service, technical and administrative support, and product differentiation.

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

The Acquisition Strategy
         Anicom has implemented an integrated growth strategy focusing on increasing revenue through (i) acquisitions and internal growth into targeted geographical markets, (ii) expanding product offerings, improving market share and providing superior customer service, and (iii) continuing to improve profitability in existing and acquired operations through the implementation of financial and operational controls.

         Generally, Anicom seeks to acquire established, high-quality companies in targeted geographical markets. Anicom also may pursue companies with substantially greater revenues than those of the Company. Anicom generally expects to retain the management and sales personnel of the acquired company while seeking to increase its net sales through the availability of a greater selection and depth of inventory and to improve its profitability by achieving economies of scale through the use of the Company's integrated inventory and information systems. Anicom believes that management's industry experience and Anicom's inventory and information systems make it an attractive acquirer, particularly for those companies whose owners desire to remain involved in day-to-day operations. As consideration for future acquisitions, Anicom plans to continue to use various combinations of cash, securities and notes.

The Products and Services
         Anicom offers a wide selection of communications related wire, cable, fiber optics and computer network and connectivity products supplied by over 400 manufacturers. Anicom focuses on carrying quality, name brand products that meet or exceed industry standards. The products offered by Anicom generally fall into five categories: (i) voice and data communications and fiber optics, (ii) sound, security, fire, alarm and energy management systems, (iii) electronic cable,
(iv) industrial cable, wiring and assemblies for automation, computers and robotics, and (v) cable television.

         The fastest growing products for Anicom are in voice and data communications and fiber optics. Management estimates that less than 25% of the voice and data transmission systems currently in existence utilize fiber optic cable, and management believes that the replacement of existing cable with fiber optic cable represents a significant opportunity for the Company. Anicom sells single, duplex and multifiber cables for internal and external data communication use in the computer network, computer interconnect and building automation and safety markets.

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

         Anicom offers a variety of multimedia products (such as cable televison wire, cable, connectors, wall plates, safety products, tools, etc.) to the cable television market. Many of these products also have applications in the voice, data and security markets. Anicom currently sells these products to cable television installation contractors and multisystem operators.

         In addition to providing multimedia wiring products to customers on a timely basis, Anicom provides value-added, specialized services to its customers, including cutting and re-spooling services, technical support and cable assemblies, in response to specific customer requests. One of Anicom's more popular value-added features is Exacpac(R), which marks packages of wire or cable in one foot increments beginning at the base of the package. This feature allows the end-user to monitor the remaining length of wire or cable in a package without having to keep track of the length of wire or cable used. Anicom also has the ability to procure selected specialty items not readily available to customers, and, through its experienced sales personnel, Anicom is able to offer its customers technical assistance and support in the selection of appropriate products. Each significant product category has a dedicated project manager who is responsible for obtaining the latest information on product offerings and distributing the information throughout the sales force. In addition, certain of Anicom's more experienced sales personnel have developed extensive knowledge in specific product categories (e.g., fiber optics). Anicom's sales personnel are trained to seek out assistance from those relevant product managers or salespersons who have developed this degree of knowledge. Management believes that Anicom more aggressively seeks to capitalize on this expertise and experience than some of the larger, national and regional distributors of multimedia wiring products with which it competes.

Sales and Marketing
         Anicom is committed to making it easier and more cost effective for its customers to acquire wire, cable, fiber optics and computer network and connectivity products. Anicom has established strong customer relationships through an extensive and experienced sales and marketing force of approximately 400 people operating nationally.

         As a result of the Company's business reengineering plan, Anicom has created four territories, each of which is managed by a General Manager. The General Managers have an average of approximately fifteen years of experience in the sale and distribution of multimedia wiring products. Each General Manager is responsible for the management of short-term and long-term sales and marketing efforts in his geographic area. In addition, the General Managers are supported by a network of eight Regional Managers who have an average of ten years experience in the industry.

         The sales and marketing force is responsible for establishing and maintaining long-term relationships with customers and industry referral sources, soliciting new business from prospective customers and responding to incoming inquiries and orders. Anicom monitors customer satisfaction through internal controls and regular interaction with its customers.

         Anicom identifies potential customers through telemarketing efforts, responses to direct marketing materials, periodic advertisements in trade journals, industry trade shows and inquiries to its internet web site. Anicom also receives numerous referrals from customers and vendors. Anicom periodically provides product and service information to its customers by distributing promotional literature and product catalogs to existing and potential customers. Sales and marketing representatives follow-up on customer inquiries through further distribution of Anicom's informational materials and on-site visits. Once a customer relationship has been established, Anicom focuses on identifying opportunities to market a broader array of products to the customer.

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

Suppliers and Inventory
         Management believes that Anicom is not dependent on any particular supplier. Anicom offers a large number of products manufactured by a variety of vendors. Management believes that vendor relationships are important to Anicom's success, and Anicom focuses sharply on maintaining such relationships. Purchasing decisions generally are made at Anicom's headquarters in the Chicago area and manufacturers are instructed to ship inventory to the sales and warehouse locations (or, in some cases, directly to customers) specified by Anicom. Management believes that Anicom has a good working relationship with its existing suppliers. Management believes that Anicom could obtain competitive products of comparable quality from other suppliers and does not believe that the loss of any one supplier would have a material adverse impact on Anicom's results of operations or financial condition.

         Anicom's objective is to provide its customers with a continuity of supply and delivery scheduling that responds to their needs without requiring excessive levels of inventory. Management also can generate real-time information on inventory levels using this on-line system. While the depth and breadth of products offered has increased over the last three years, the emphasis on strict inventory control has allowed the Company to maintain its order completion rate and to support its increasing sales levels without increases in relative inventory levels. The Company's inventory management programs are led by the Vice President of Purchasing who has over 15 years of experience. The inventory control measures impose strict controls on the discretion of Anicom's sales personnel and focus on continuing improvement of the forecasting and monitoring models used. Anicom has not experienced any significant inventory obsolescence.

The Management Information Systems
         During the fourth quarter of 1997, Anicom completed the implementation of a new information technology system. This custom-designed information technology system builds upon the strengths inherent in Anicom's previous system while allowing for the reengineering of certain business processes which were necessary to accommodate the explosive growth that Anicom has experienced in the last two years. The new information system, which is year 2000 compliant, integrates sales, inventory control and purchasing, warehouse management, financial control and internal communications while providing real-time monitoring of inventory levels, shipping status and other key operational and financial benchmarks at all of Anicom's sales and distribution locations.

         This system improves management's ability to respond quickly and efficiently to customer demands. All of Anicom's locations are networked into the information technology system and integrated with Anicom's centralized processing system. This system will allow management to continue to execute their integrated growth strategy by providing a platform capable of managing a company substantially larger than Anicom's current size. This new system will allow Anicom to continue to quickly integrate the operations of its acquisitions and maximize productivity which management believes translates into a lower effective cost to customers. This system also contributes to Anicom's ability to increase sales productivity by enabling the sales force to provide customers with personalized service drawing on information contained in the database, and allows the Company's sales force to provide technical product information in marketing the products offered by Anicom.

         The Company does not anticipate incurring any material additional costs with respect to the initial implementation of its information technology system, which is currently year 2000 compliant. The Company's payroll outsourcing service has confirmed that the systems used to process the Company's payroll are year 2000 compliant. The Company is in the process of determining whether its customers and suppliers are year 2000 compliant.

Customers
         Anicom's customer base consists of a wide array of businesses, including auto manufacturers, contractors, systems integrators, security/fire alarm companies, regional Bell operating companies, distributors, utilities, telecommunications and sound contractors, cable television installers, wireless specialists, construction companies, universities and governmental agencies. No customer accounted for more than 10% of Anicom's net sales during the past three years, and management believes that Anicom is not dependent on any particular customer. With Anicom's increasing national presence and inventory selection, management will continue to focus more of its efforts on the development of sales to a larger number of national customers.

Competition
         The market for multimedia wiring products is highly competitive and fragmented. To compete successfully, management believes that the Company will need to continue to distribute a broad range of technologically advanced products, provide competitive pricing while maintaining its margins, provide prompt delivery of products, deliver responsive customer service, establish and maintain strong relationships with suppliers and customers, and attract and retain highly qualified personnel. Anicom faces substantial competition from several national and regional distributors, some of which have greater financial, technical and marketing resources and distribution capabilities than the Company and from manufacturers who sell directly to end-users for certain large-scale projects.

Trade Names
         Anicom maintains a number of registered trademarks and trade names in connection with its business activities, including "Anicom(R)", "Exacpac(R)," "Anicom MultiMedia Wiring Systems(R)" "RAPI-Change(R)," "Northern Wire & Cable(R)," "NorthFlex(R)," "CFC(R)," "TW CommCorp(R)" and "L.I.P.S.(R)" Anicom's policy is to file for trademark and trade name protection for its trademarks and trade names.

Employees
         As of March 26, 1998, Anicom employed approximately 790 persons. Anicom believes that it has good relations with its employees.


ITEM 2.  DESCRIPTION OF PROPERTY
         As of March 16, 1998, Anicom conducted its operations from 53 different locations in 23 states, all of which are leased. Each of its locations consists of a sales office and a warehouse, except for its locations in Rosemont, Illinois; Lexington, North Carolina; Wausau, Wisconsin and one of its offices in Troy, Michigan which do not include any warehouse space.

         Anicom's aggregate executive office and sales office space as of March 16, 1998 is approximately 248,000 square feet and its aggregate warehouse space is approximately 740,000 square feet. Generally, Anicom maintains short term leases for its sales offices and warehouses, with options to renew, where possible. Anicom believes that its facilities are adequate for its present foreseeable needs in these geographical markets; however, the Company will continue to increase space as the need arises. Management believes that adequate replacement space is readily available in each market.


ITEM 3.  LEGAL PROCEEDINGS
         Anicom is not a party to any material legal proceeding nor, to Anicom's knowledge, is any material legal proceeding threatened against it.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         No matters were submitted to a vote of security holders during Anicom's fiscal quarter ended December 31, 1997.

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

         Anicom's Common Stock is traded on the Nasdaq National Market under the symbol "ANIC." The following table sets forth, for the periods indicated, the range of high and low last sale prices for the Common Stock as reported on the Nasdaq National Market:

                                    1997                        1996
                             -------------------        -------------------
                               High         Low           High        Low
                             -------     -------        -------      ------

        1st quarter           11           7 3/4          7 5/8       4 3/8
        2nd quarter           12 1/2       7 7/8         10 1/8       6 3/8
        3rd quarter           18 1/4      11 1/2          9 1/8       6 9/16
        4th quarter           18 5/8      12 7/8         10 1/8       7 7/8




         As of March 16, 1998, the approximate number of record holders of Anicom's Common Stock was 1,523.

         Anicom has not paid cash dividends or distributions on its capital stock during 1996 or 1997. Anicom anticipates that it will retain any future earnings to finance the continuing growth and development of its business. Accordingly, Anicom does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of Anicom's Board of Directors and will depend upon, among other things, future earnings, the success of Anicom's development activities, capital requirements, restrictions in financing arrangements, the general financial condition of Anicom and general business conditions. At present, Anicom's ability to declare or pay dividends is limited under its bank line of credit, which provides that Anicom may not declare or pay any dividends on its Common Stock if at the time of such declaration or payment, any event of default shall have occurred or be continuing.

ITEM 6.  SELECTED FINANCIAL DATA

         The data set forth below is derived from the Consolidated Financial Statements of the Company, which have been audited by Coopers & Lybrand, L.L.P., independent accountants. These historical results are not necessarily indicative of the results to be expected in the future.

                                                                             Year ended December 31,
                                                              --------------------------------------------------
                                                                   1997         1996        1995         1994
                                                              -----------    ----------   ---------    ---------
                                                                     (in thousands, except per share data)
Selected Statement of Income Data:
Net sales                                                     $   243,664    $  115,993   $  29,358   $   17,866
                                                              ===========    ==========   =========   ==========
Net Income                                                    $         4(3) $    2,623   $     764   $      412
                                                              ===========    ==========   =========   ==========
Pro forma net income(1)                                                                               $      247
                                                                                                      ==========
Net income per common share(2):
Basic                                                         $     --   (3) $     0.20   $    0.14   $     0.17
                                                              ===========    ==========   =========   ==========
Diluted                                                       $     --   (3) $     0.19   $    0.14   $     0.17
                                                              ===========    ==========   =========   ==========
Pro forma net income per share(1)(2) (unaudited):
Basic                                                                                                 $     0.10
                                                                                                      ==========
Diluted                                                                                               $     0.10
                                                                                                      ==========
Weighted average number of shares outstanding(2):
Basic                                                              17,476        13,384       5,408        2,400
                                                              ===========    ==========   =========   ==========
Diluted                                                            17,476        13,580       5,658        2,400
                                                              ===========    ==========   =========   ==========


                                                                             As of December 31,
                                                              ------------------------------------------------
                                                                  1997          1996        1995         1994
                                                              -----------    ----------   ---------   ----------

Selected Balance Sheet Data:
Total assets                                                  $   215,457    $   87,954   $  41,169   $    6,040
                                                              ===========    ==========   =========   ==========
Long term obligations                                         $     8,549    $    3,952   $     597   $    2,760
                                                              ===========    ==========   =========   ==========

 _______________________________
(1) Prior to the Company's initial public offering in 1995, the Company was an S Corporation and not subject to Federal (and some State) corporate income taxes. The results for the year ended December 31, 1994 are adjusted to reflect a pro forma tax provision as if the Company were subject to corporate income taxes for such period.
(2) Earnings per share has been restated in accordance with FAS No. 128, "Earnings Per Share."
(3) During 1997, the Company incurred approximately $5.6 million for the costs related to the development and implementation of the business process reengineering plan, implementing a new information technology system, writing off all capitalized costs associated with the Company's previous system, terminating certain contractual obligations that resulted from a 1996 acquisition, consolidating redundant facilities and the internal resource costs related to the implementation of the new system and the business process reengineering plan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth selected income statement data of Anicom expressed as a percentage of net sales for the periods indicated:

                                                 1997       1996       1995
                                                ------     ------     ------
Income Statement Data:
Net sales                                        100.0%     100.0%     100.0%
Cost of sales                                     76.8       75.4       76.3
                                                ------     ------     ------
Gross profit                                      23.2       24.6       23.7
Operating expenses and other:
   Selling                                        10.7       11.3       10.4
   General and administrative                      9.7        9.9        9.6
   Reengineering costs                             2.3        --         --
                                                ------     ------     ------
Operating income                                    .6        3.4        3.7
Interest expense                                   (.3)       (.2)       (.2)
Interest income                                    --          .5         .9
                                                ------     ------     ------
Income before income taxes                          .4        3.7        4.3
Provision for income taxes                          .3        1.4        1.7
                                                ------     ------     ------
Net income                                          .1        2.3        2.6
Less:  Dividend on preferred stock                 (.1)       --         --
                                                ------     ------     ------
Net income available to common stockholders        -- %       2.3%       2.6%
                                                ======     ======     ======

__________________________________
Note:  Percentages may not sum due to rounding.


Results of Operations

         Year ended December 31, 1997 compared to year ended December 31, 1996

         Net sales for the year ended December 31, 1997 increased to a record $243.7 million, a 110.1% increase over net sales of $116.0 million in 1996. The significant increase is primarily attributable to acquisitions coupled with internal growth, which has led to new customers, new products, increased market share, expanded market penetration and increased volume with existing customers. For the year ended December 31, 1997, net income and earnings per share were $300,000 or $0.00 per share compared to $2.6 million or $0.20 (Basic earnings per common share) and $0.19 (Diluted earnings per common share) in 1996. This change is principally attributable to costs associated with the Company's implementation of a business process reengineering plan which was centered around a new information technology system, that is year 2000 compliant and provides the capacity necessary to continue the Company's integrated growth strategy into the next millennium. Details of the Company's reengineering plan are discussed below.

         Anicom's gross profit for the year ended December 31, 1997 increased by $28.0 million or 97.9% to $56.6 million versus $28.6 million for the year ended December 31, 1996. This increase resulted from Anicom's acquired sales volume and internal growth. As a percentage of net sales, gross profit was 24.6% in 1996 compared to 23.2% in 1997. The gross margin improvements that resulted from the economic efficiencies created by Anicom's increased purchasing volume were offset by the impact of lower historical gross profit margins of recent acquisitions. TW, which the Company acquired in December 1997 has significant operations in the New York City market and carries different, lower margin product offerings than Anicom has historically offered. Consequently, management anticipates that 1998 gross margins may be less than those reported for 1997. Management anticipates partially mitigating the impact of TW's historically lower gross margins by increasing the depth and breadth of product offerings maintained in stock at these locations, continuing to leverage our purchasing volume with common vendors and working to develop mutually beneficial arrangements with vendors new to Anicom.

         Selling expenses increased by $12.9 million for the year ended December 31, 1997 in conjunction with the Company's increase in net sales and the increase in sales headcount that resulted from the Company's acquisitions and internal growth. Selling expenses as a percentage of net sales improved from 11.3% of net sales in 1996 to 10.7% of net sales in 1997. These improvements resulted from the Company realizing operating leverage from its growth and acquisitions and conforming the selling incentive programs of companies acquired in 1996 with those of Anicom. These improvements were, in part, offset by differences in the selling incentive programs in place at Energy, acquired in July 1997. As currently structured, Anicom's selling incentive program calls for increasing payouts as individual targets are achieved and surpassed. Management has found this program to be an effective tool to incent internal growth.

         General and administrative expenses increased from $11.6 million in 1996 to $23.6 million 1997. The Company's acquisitions in the last half of 1996 and 1997, non-recurring costs related to a product line sold during the first quarter of 1997 and non-recurring post acquisition integration costs accounted for the majority of the increase in general and administrative expenses. As a percentage of net sales, general and administrative expenses improved to 9.7% for the year ended December 31, 1997 from 9.9% in the year prior. These improvements were attributable to increases in net sales outpacing required expenses for general and administrative costs as the Company further realized operating leverage from its acquisition-based, integrated growth strategy.

         In the 22-month period from March, 1996 to December, 1997, the Company completed nine acquisitions. The revenues for these entities in the last fiscal year prior to acquisition by Anicom totalled approximately $282.0 million. Of these nine acquisitions, three were completed within the last six months of 1997 and have accounted for approximately $153.7 million or 54.5% of the acquired revenue. As the Company developed plans to implement the integration of these businesses into the Anicom information technology system, it became clear that the capacity of the existing system would be severally strained and that improved efficiencies could be realized by evaluating each of the Company's significant business processes. This realization, along with the need to upgrade the Company's systems to year 2000 compliance, resulted in management undertaking a significant business-reengineering program.

         In the fourth quarter, the Company implemented a complete reengineering plan, designed to further improve operating efficiencies within the organization by leveraging the capabilities inherent in the new information system and provide the additional information system capacity to continue the Company's integrated growth strategy.

         In November, 1997, the Emerging Issues Task Force released Issue No. 97-13 Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation ("EITF 97-13"). EITF 97-13 provides authoritative guidance on how companies are to account for third-party or internally generated costs associated with business process reengineering and information technology transformation.

         After considering the status of the system implementation project and the impact of EITF 97-13, management decided to accelerate the conversion to the new platform to mid-December, historically the slowest portion of the year, to slow down sales in an effort to minimize any distraction to our customers and to confine the costs to the fourth quarter of 1997. During 1997, the Company incurred approximately $5.6 million for the costs related to the development and implementation of the business process reengineering plan, implementing a new information technology system, writing off all capitalized costs associated with the Company's previous system, terminating certain contractual obligations that resulted from a 1996 acquisition, consolidating redundant facilities and the internal resource costs related to the implementation of the new system and the business process reengineering plan. See Note 5 to the Consolidated Financial Statements included elsewhere herein.

         Interest income decreased to $225,000 in 1997 from $564,000 in 1996. During the first and third quarters of 1996, the Company earned interest income on invested funds raised in common stock offerings. In the second and third quarters of 1997, the Company earned interest on funds raised in its May private placement of convertible preferred stock. The variance noted is the result of the amounts and periods of time these funds were invested prior to their use.

         In 1997, interest expense increased to $762,000 from $256,000 for 1996. The increase is due to the Company borrowing against its credit facility for its acquisition of Energy and funding increases in working capital required principally by acquired locations.

         The provision for income taxes decreased to $650,000 in 1997 from $1.6 million 1996. The decrease is a result of the decrease in income before income taxes. For the years ended December 31, 1997 and 1996, the provision for income taxes as a percentage of income before income taxes, increased to 68.4% from 38.2%. The increase is primarily attributable to the impact of non-deductible meals and entertainment expenses and non-deductible goodwill amortization on a significantly lower income before income tax amount.

         Net income for the year ended December 31, 1997 was $300,000 as compared to $2.6 million or 2.3% of net sales for the year ended December 31, 1996 as a result of the reengineering costs incurred and the impact of slowing down sales in December 1997 to accommodate the acceleration of the information system implementation. Excluding the impact of sacrificed sales in December and the one time, non-recurring accounting charges, management believes that net earnings for 1997 would have been approximately $.30 per share.

         Effective December 31, 1997, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Standards No. 128 Earnings Per Share. There are no basic or diluted earnings per common share based on the level of net income and common shares outstanding for the year ended December 31, 1997. In 1996, basic earnings per common share were $.20 and diluted earnings per common share were $.19.


         Year ended December 31, 1996 compared to year ended December 31, 1995

         For the year ended December 31, 1996, the Company established record net sales, net income and earnings per share ("EPS"). On a comparable basis with 1995, net sales increased by more than 295% to $116.0 million, net income increased approximately 243% to $2.6 million, basic EPS increased 43% to $0.20 per share and diluted EPS increased 36% to $0.19 per share. These improvements follow record 1995 results of $29.4 million in net sales, net income of $764,000 and basic and diluted EPS of $0.14 per share (based on over 40% fewer weighted average shares outstanding).

         The increase in net sales is primarily attributable to acquisitions completed in the fourth quarter of 1995 and throughout 1996. The remainder of the improvement is attributable to the Company's expanding breadth and depth of product offerings which lead to increased market share, expanded market penetration and increased volume with many existing customers.

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

         Selling expenses increased from $3.1 million or 10.4% of net sales in 1995 to $13.1 million or 11.3% of net sales in 1996. The Company's acquisitions in 1996 resulted in an increase in sales headcount and other variable selling expenses. For 1996, the change in selling expenses as a percentage of net sales resulted from the historically higher selling expenses of Northern; however, selling expense as a percentage of net sales has decreased in each quarter subsequent to the Northern acquisition.

         General and administrative expenses increased from $2.8 million in 1995 to $11.6 million in 1996. The Company's acquisitions in 1996 resulted in an increase in general and administrative expenses. As a percentage of net sales, general and administrative expenses increased to 9.9% from 9.6% in 1995 due primarily to amortization of goodwill resulting from acquisitions, non-recurring acquisition and integration expenses, increased warehousing and distribution costs primarily associated with industrial cable (a product line the Company acquired in its acquisition of Northern) and increased costs associated with Anicom's successful implementation of its integrated growth strategy net of gains on the sale of product lines.

         Interest income increased by approximately $308,000 or 120% to $565,000 in 1996 from $256,000 in 1995 as the Company invested the funds raised in its November 1995 follow-on offering and its September 1996 private placement of equity pending use of such funds to finance acquisitions and working capital requirements.

         In 1996, interest expense rose by $183,000 to $256,000. The increase was a result of interest incurred on debt issued in certain acquisitions completed during 1996 and other debt assumed in acquisitions.

         The provision for income taxes increased to $1.6 million in 1996 from $764,000 in 1995 as a result of the $3.0 million increase in income before taxes. As a percentage of income before income taxes, the provision decreased to 38.2% in 1996 from 39.2% in 1995. This decrease was primarily attributable to income earned on tax-exempt securities.

Liquidity and Capital Resources

         As of December 31, 1997, Anicom had working capital of approximately $67.5 million as compared to $33.4 million at December 31, 1996. Anicom also has a $50 million unsecured revolving credit facility (the "Facility") with a syndicate of lenders, including Harris Trust and Savings Bank, LaSalle National Bank and The First National Bank of Chicago. The Facility provides various annual interest rate options, determined from time to time, based upon the Company's leverage ratio, as defined as either the agent's Domestic Rate less
 .50% to .25% or LIBOR plus .50% to 1.00%. The Facility expires in July, 2000 and can be extended at the Company's option to July, 2002 and contains customary financial covenants, including minimum tangible net worth, interest coverage, debt to earnings and current ratios. The Facility replaced the Company's previous $10 million unsecured revolving credit facility. At December 31, 1997, the amount outstanding under the Facility was $4.7 million at an interest rate of 8.0% per annum.

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

         For the year ended December 31, 1997, operating activities used $13.0 million of cash compared with the $9.1 million provided during 1996. The significant change between years is principally a result of the classification of the Company's net marketable securities activity. This activity consists of investing funds raised in financing activities until their liquidation in connection with the Company's acquisition and integrated growth strategy. Excluding the impact of marketable securities, Anicom used $17.4 million of cash in operating activities during the year ended December 31, 1997 compared with the use of $12.1 million during 1996. The largest use of cash in operations resulted from acquisition related activities, including expanding product offerings at acquired locations, and funding working capital deficiencies of acquired companies and business acquisition liabilities. Investments in receivables and inventory were funded, in part, by an increase in accounts payable in both periods. Funding in both 1997 and 1996 was provided by private placements of equity and borrowings under the facilities.

         Investing activities utilized approximately $35.9 million in 1997. Cash paid for the five acquisitions in 1997 accounted for the majority of cash used for investing activities. The remainder represents funds used to expand the Company's facilities to accommodate growth and the capitalized information systems costs.

         Cash flows from financing activities in 1997 totaled $49.4 million. The net proceeds from the sale of Preferred Stock in May 1997 were approximately $26.2 million and the net proceeds from a private placement of 2.9 million shares of common stock in December 1997 were approximately $36.1 million.

         Additionally, the Company paid approximately $13.6 million of bank debt assumed in the TW acquisition, $3.5 million of bank debt assumed in the Carolina Cable acquisition and $1.0 million of debt issued in connection with a 1996 acquisition. During both periods, the Company drew against and made repayments on its revolving credit facilities.

Inflation
         Although the operations of Anicom are influenced by general economic conditions, Anicom does not believe that inflation had a material effect on the results of the operations during 1997.

Seasonality
         In the fourth quarter, Anicom has historically experienced, and expects to experience in future years, a modest decrease in the level of activity among many of its customers around the Thanksgiving and Christmas holidays.

Impact of Not Yet Effective Rules
         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), was issued in June 1997. SFAS No. 130 requires the reporting of comprehensive income in a financial statement that is presented with the same prominence as other financial statements. The Company's financial statements are prepared in accordance with SFAS No. 130.

         Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), was issued in June 1997. This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Based on the Company's current operations, management does not anticipate any additional disclosure being required by SFAS No. 131.

         Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), effective for fiscal years beginning after December 15, 1997, standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. The Company has not yet determined the impact of this statement on its financial statements.

Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995
         The statements contained in Item 1 (Description of Business) and Item 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements. Whenever possible, the Company has identified these forward-looking statements by words such as "believes", "expects", "anticipates" and similar expressions. Anicom cautions readers that these forward-looking statements are subject to a variety of risks and uncertainties that could cause Anicom's actual results in 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Anicom. These risks and uncertainties are more fully described in Anicom's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in the Company's Registration Statement on Form S-3 (File No. 333-41225). These risks and uncertainties include, without limitation, Anicom's limited operating history on which expectations regarding its future performance can be based, general economic and business conditions affecting the industries of Anicom's customers in existing and new geographical markets, competition from, among others, national and regional distributors that have greater financial, technical and marketing resources and distribution capabilities than Anicom, the availability of sufficient capital, Anicom's ability to identify the right product mix and to maintain sufficient inventory to meet customer demand, Anicom's ability to successfully acquire and integrate the operations of additional businesses and Anicom's ability to operate effectively in geographical areas in which it has no prior experience.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         The information in response to this item is included in the Company's consolidated financial statements, together with the report thereon of Coopers & Lybrand, L.L.P., appearing on pages F-1 through F-26 of this Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         The information in response to this item is incorporated by reference from the sections captioned "PROPOSAL NO. 1--ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" of the definitive Proxy Statement to be filed in connection with the Company's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION
         The information in response to this item is incorporated by reference from the section of the 1998 Proxy Statement captioned "EXECUTIVE COMPENSATION."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         The information in response to this item is incorporated by reference from the section of the 1998 Proxy Statement captioned "SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS."

ITEM 13.  CERTAIN  RELATIONSHIPS  AND RELATED  TRANSACTIONS
         The information in response to this item is incorporated by reference from the sections of the 1998 Proxy Statement captioned "CERTAIN TRANSACTIONS."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)    1.     The following  consolidated   financial statements  and notes
                   thereto, and the related independent auditors' report, are included on pages F-1 through F-25 on this Form 10-K:

                   Independent Auditors' Report

                   Consolidated Balance Sheets as of December 31, 1997 and 1996

                   Consolidated   Statements  of  Income  for  the  Years  Ended
                      December 31, 1997, 1996 and 1995

                   Consolidated Statements of Stockholders' Equity for the Years
                      ended December 31, 1997, 1996 and 1995

                   Consolidated  Statements  of Cash  Flows for the Years  Ended
                      December 31, 1997, 1996 and 1995

                   Notes to Consolidated Financial Statements

            2.     Schedules

                   The following consolidated  financial  statement  schedule is included on page F-26:

                          Schedule II -- Valuation and Qualifying Accounts

                   All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

                    3. Exhibits. The following exhibits are filed with the report or incorporated herein by reference as set forth below.

        Exhibit No.       Description
    --------------------  ------------------------------------------------------

          2.1**           Agreement  and  Plan of  Merger,  dated as of July 18,
                          1995,  among  Anicom,  Pinnacle  Wire &  Cable,  Inc.,
                          Raymond J. Costello and Robert A. Holous.
          2.2***          Stock Purchase  Agreement,  dated  September 19, 1995,
                          among  Anicom,  Morgan  Hill,  Inc.  and  Kenneth  Jay
                          Burgess.
          2.3****         Asset Purchase  Agreement,  dated as of March 4, 1996,
                          among Anicom,  Inc.,  Northern Wire & Cable, Inc., and
                          Copperhead Acquisition Corp.
          2.4*****        Agreement  and Plan of  Reorganization,  by and  among
                          Anicom, Inc.,  Anicom-Southeast,  Inc., Norfolk Wire &
                          Electronics,  Inc.,  and Ronald A.  Hurley,  Robert H.
                          Jennings,  Stephen M. Mobley and Vonda M. Hall,  dated
                          as of August 30, 1996.
          2.5********     Agreement  and Plan of Merger dated as of November 24,
                          1997 between Anicom,Inc., TWC Acquisition Corporation,
                          TW  Communications  Corporation,  Edward Goodstein and
                          Carl G. Palazzolo.
          2.6********     Stock Purchase Agreement dated as of November 24, 1997
                          between Anicom, Inc. and the Purchasers named therein.
          3.1*            Restated Certificate of Incorporation of Anicom.
          3.2*            Restated Bylaws of Anicom.
          3.3******       Certificate    of   Amendment   of    Certificate   of
                          Incorporation   of   Anicom.
          4.1*            Specimen Stock Certificate representing Common Stock.
          10.1*           Credit Agreement,  dated June 30, 1993, between Anicom
                          and Harris Trust and Savings Bank, as amended.
          10.2*           Commercial  Lease  Agreement,  dated  April 30,  1993,
                          between Anicom and Harris Trust and Savings Bank.
          10.3*******     Form of 1995  Stock  Incentive  Plan  as  Amended  and
                          Restated.
          10.4*******     Credit  Agreement,  dated  as  of  February  6,  1996,
                          between Anicom and Harris Trust and Savings Bank.
          10.6*           Shareholders Agreement
          10.8*           Form of Tax Indemnification Agreement
          10.9*           Form of Employment  Agreement between Anicom and Scott
                          C. Anixter.
          10.10*          Form of Employment  Agreement  between Anicom and Carl
                          E. Putnam.
          10.11*          Form of Employment Agreement between Anicom and Robert
                          L. Swanson.
          10.12******     Form of Amended  and  Restated  1995  Directors  Stock
                          Option Plan
          10.13****       Form of Employment Agreement between Anicom and Robert
                          Brzustewicz.
          10.14****       Form of Employment  Agreement  between Anicom and Glen
                          Nast.
          10.15****       Non-Negotiable  Note issued to Northern  Wire & Cable,
                          Inc.
          10.16****       Guaranty by Anicom to Northern Wire & Cable, Inc.
          10.18*******    1996 Stock Incentive Plan
          10.17*******    Form of Employment Agreement between Anicom and Donald
                          Welchko

        Exhibit No.       Description
    --------------------  ------------------------------------------------------

          21              List of Subsidiaries.

          23.1            Consent of Independent Accountants

          27              Financial Data Schedule

_________________________

* Previously filed as an Exhibit to Anicom's Registration Statement on Form SB-2, registration no. 33-87736C and incorporated herein by reference thereto.
** Previously filed as an Exhibit to Anicom's current report on Form 8-K, dated August 10, 1995 and incorporated herein by reference.
*** Previously filed as an Exhibit to Anicom's current report on Form 8-K, dated October 16, 1995 and incorporated herein by reference.
**** Previously filed as an Exhibit to Anicom's current report on Form 8-K, dated March 12, 1996 and incorporated herein by reference.
***** Previously filed as an Exhibit to Anicom's current report on Form 8-K, dated August 30, 1996 and incorporated herein by reference.
****** Previously filed as an Exhibit to Anicom's quarterly report on Form 10-QSB, for the quarter ended September 30, 1996 and incorporated herein by reference.
******* Previously filed as an Exhibit to Anicom's annual report on Form 10-KSB, for the quarter ended December 31, 1996 and incorporated herein by reference.
******** Previously filed as an exhibit to Anicom's registration statement on Form S-3, registration no. 333-41225, and incorporated herein by reference.

          (b)   Reports on Form 8-K.  The  following  Reports  on  Form 8-K   or
                Form 8-K/A were filed during the last quarter of 1997:

                Form 8-K, dated December 12, 1997 (TW Communication Corporation)

                                  Anicom, Inc.
   Index to Consolidated Financial Statements and Financial Statement Schedule



Report of Independent Accountants                                          F-2
Financial Statements:
     Consolidated Balance Sheets as of December 31, 1997 and 1996          F-3
     Consolidated Statements of Income for the years ended
       December 31, 1997, 1996 and 1995                                    F-4
     Consolidated Statements of Stockholders' Equity
       for the years ended December 31, 1997, 1996 and 1995                F-5
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995                                    F-6
     Notes to Consolidated Financial Statements                     F-7 - F-25

The following consolidated financial statement schedule of
Anicom, Inc. is included in Item 14:
         Schedule II - Valuation and Qualifying Accounts                  F-26

         All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions and are inapplicable and, therefore, have been omitted.

                        Report of Independent Accountants


To the Stockholders and Board of Directors of Anicom, Inc.

We have audited the accompanying consolidated balance sheets of Anicom, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. In addition, we have audited the related financial statement schedule. These financial statements and the related financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the related financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting policies used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anicom, Inc. as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand, L.L.P.

Chicago, Illinois
March 30, 1998

                                  Anicom, Inc.
                           Consolidated Balance Sheets
                        As of December 31, 1997 and 1996
                      (in thousands, except per share data)

                                                              1997       1996
                                                            --------   --------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                $    687   $    195
   Marketable securities                                        --        4,345
   Accounts receivable, less allowance for doubtful
     accounts of $2,442 and $980, respectively                65,125     26,972
   Inventory                                                  57,099     23,453
   Deferred income taxes                                       2,478      1,557
   Other current assets                                        4,866      1,016
                                                            --------   --------
             Total current assets                            130,255     57,538
Property and equipment, net                                    5,771      2,820
Goodwill, net of accumulated amortization of
   $1,605 and $478, respectively                              76,869     26,771
   Deferred income taxes                                         835       --
Other assets                                                   1,727        825
                                                            --------   --------

             Total assets                                   $215,457   $ 87,954
                                                            ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $ 47,740   $ 20,727
   Accrued expenses                                            7,909        613
   Acquisition liabilities                                     5,337      1,205
   Long-term debt, current portion                             1,773      1,598
                                                            --------   --------
             Total current liabilities                        62,759     24,143
Long-term debt, net of current portion                         6,267      3,013
Deferred income taxes                                           --          165
Other liabilities                                              2,282        774
                                                            --------   --------
             Total liabilities                                71,308     28,095
                                                            --------   --------
Commitments and contingencies
Stockholders' equity:
   Common stock, par value $.001 per share;
      60,000 and 30,000 shares authorized,
     respectively; 23,293 and 15,561 shares
      issued and outstanding, respectively                        15          7
   Preferred stock, undesignated,
      par value $.01 per share;
      973 and 1,000 authorized,respectively;
      no shares issued and outstanding                          --         --
   Additional paid-in capital                                140,743     56,465
   Retained earnings                                           3,391      3,387
                                                            --------   --------
             Total stockholders' equity                      144,149     59,859
                                                            --------   --------

             Total liabilities and stockholders' equity     $215,457   $ 87,954
                                                            ========   ========



The accompanying notes are an integral part of these consolidated financial statements.

                                  Anicom, Inc.
                        Consolidated Statements of Income
              For the years ended December 31, 1997, 1996 and 1995
                      (in thousands, except per share data)

                                              1997         1996         1995
                                           ---------    ---------    ---------

Net sales                                  $ 243,664    $ 115,993    $  29,358
Cost of sales                                187,098       87,442       22,404
                                           ---------    ---------    ---------
Gross profit                                  56,566       28,551        6,954
                                           ---------    ---------    ---------

Operating expenses:
Selling                                       25,948       13,068        3,058
General and administrative                    23,547       11,547        2,822
Reengineering costs                            5,584         --           --
                                           ---------    ---------    ---------
Total operating expenses                      55,079       24,615        5,880
                                           ---------    ---------    ---------

Income from operations                         1,487        3,936        1,074
                                           ---------    ---------    ---------
Other income (expense):
Interest income                                  225          564          256
Interest expense                                (762)        (256)         (73)
                                           ---------    ---------    ---------
Total other income (expense)                    (537)         308          183

Income before income taxes                       950        4,244        1,257
Provision for income taxes                       650        1,622          492
                                           ---------    ---------    ---------
Net income                                       300        2,622          765
Less: dividends on preferred stock              (296)        --           --
                                           ---------    ---------    ---------

Net income available
  to common stockholders                   $       4    $   2,622    $     765
                                           =========    =========    =========

Earnings per common share:
Basic                                      $    --      $     .20    $     .14
                                           =========    =========    =========
Diluted                                    $    --      $     .19    $     .14
                                           =========    =========    =========

Weighted average
  common shares outstanding:
Basic                                         17,476       13,384        5,408
                                           =========    =========    =========
Diluted                                       17,476       13,580        5,658
                                           =========    =========    =========




The accompanying notes are an integral part of these consolidated financial statements.

                                  Anicom, Inc.
                 Consolidated Statements of Stockholders' Equity
              For the years ended December 31, 1997, 1996 and 1995
                                 (in thousands)


                                                Convertible
                                              Preferred Stock           Common Stock    Additional               Total
                                           --------------------    --------------------   Paid-In   Retained  Stockholders'
                                            Shares      Amount      Shares      Amount    Capital    Earnings     Equity
                                           --------    --------    --------    --------   --------   --------   --------

Balance, January 1, 1995                                              2,400    $      1              $    156   $    157
Distribution to former
  Subchapter S shareholders                                                               $     (7)      (156)      (163)
Proceeds from issuance of
  common stock, net of
  offering costs                                                      9,660           5     35,578                35,583
Issuance of common stock
  for acquisitions                                                      154                    800                   800
Net income                                                                                                764        764
                                           --------    --------    --------    --------   --------   --------   --------
Balance, December 31, 1995                                           12,214           6     36,371        764     37,141
Proceeds from issuance of
  common stock, net of
  offering costs                                                      2,423           1     15,053                15,054
Issuance of common stock
  for acquisitions                                                      872                  5,537                 5,537
Exercise of stock options
  and warrants                                                          107                     11                    11
Receipt and cancellation of
  common stock received in
  sale of product line                                                  (55)                  (507)                 (507)
Net income                                                                                              2,623      2,623
                                           --------    --------    --------    --------   --------   --------   --------
Balance, December 31, 1996                                           15,561           7     56,465      3,387     59,859
Proceeds from issuance of
  convertible preferred stock,
  net of offering costs                          27    $ 26,155                                                   26,155
Dividends issued to
  convertible preferred
  stockholders in common stock                                           29                    296       (296)
Conversion of convertible
  preferred stock to
  common stock                                  (27)    (26,155)      3,130           3     26,152
Proceeds from issuance of
  common stock, net of
  offering costs                                                      2,900           3     36,131                36,134
Issuance of common stock
  for acquisitions                                                    1,646           2     21,627                21,629
Exercise of stock options
  and warrants                                                           27                     72                    72
Net income                                                                                                300        300
                                           --------    --------    --------    --------   --------   --------   --------

Balance, December 31, 1997                     --      $   --      $ 23,293    $     15   $140,743   $  3,391   $144,149
                                           ========    ========    ========    ========   ========   ========   ========



The accompanying notes are an integral part of these consolidated financial statements.

                                  Anicom, Inc.
                      Consolidated Statements of Cash Flows
                For the years ended December 1997, 1996 and 1995
                                 (in thousands)


                                                                   1997        1996        1995
                                                               --------    --------    --------
Cash flows from operating activities:
  Net income                                                   $    301    $  2,623    $    764
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation                                                1,037         441         120
      Amortization                                                1,126         483          27
      Deferred income taxes                                         615         527         (11)
      Gain on sale of product lines                                (483)       (878)       --
      Loss on disposal of property and equipment                    278        --          --
      Increase (decrease) in cash attributable
        to change in assets and liabilities:
          Marketable securities                                   4,345      21,191     (25,536)
          Accounts receivable                                    (6,702)     (6,631)     (1,729)
          Inventory                                             (12,710)     (5,912)     (1,937)
          Other assets                                           (1,865)       (284)       (166)
          Accounts payable                                        3,693       2,366      (1,861)
          Accrued expenses                                       (2,648)     (4,799)        (56)
                                                               --------    --------    --------
         Net cash (used in) provided by operating activities    (13,013)      9,127     (30,385)
                                                               --------    --------    --------

Cash flows from investing activities:
  Purchase of property and equipment                             (2,297)     (1,105)       (395)
  Cash paid for acquired companies                              (33,801)    (14,201)     (1,434)
  Other                                                             200        --          --
                                                               --------    --------    --------
         Net cash used in investing activities                  (35,898)    (15,306)     (1,829)
                                                               --------    --------    --------

Cash flows from financing activities:
  Proceeds from equity offerings, net of offering costs          62,365      15,054      35,576
  Proceeds from long-term debt                                   57,340       4,190         727
  Payment of long-term debt and assumed bank debt               (70,302)    (12,884)     (3,926)
  Other                                                            --            11        (163)
                                                               --------    --------    --------
         Net cash provided by financing activities               49,403       6,371      32,214
                                                               --------    --------    --------

Net increase in cash and cash equivalents                           492         192        --
Cash and cash equivalents, beginning of year                        195           3           3
                                                               --------    --------    --------

Cash and cash equivalents, end of year                         $    687    $    195    $      3
                                                               ========    ========    ========

Supplemental cash flow information:
   Cash paid for interest                                      $    695    $     81    $     54
                                                               ========    ========    ========

   Cash paid for income taxes                                  $  4,098    $  1,382    $    592
                                                               ========    ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)

1.       Nature of Business and Summary of Significant Accounting Policies

         Nature of Business
         Anicom, Inc. and Subsidiaries (the "Company") specializes in the sale and distribution of communications related wire, cable, fiber optics and computer network and connectivity products.

         The Company sells to a wide array of customers, including contractors, systems integrators, security/fire alarm companies, regional Bell operating companies, distributors, utilities, telecommunications and sound contractors, wireless specialists, construction companies, universities, governmental agencies and companies involved in the automotive, cable television, mining, marine, petro-chemical, paper and pulp and other natural resource industries. The Company's customers are principally located throughout the United States of America and other parts of North America. The Company generally sells to its customers on an unsecured basis.

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

         Cash and Cash Equivalents
         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Inventory
         Inventory, which primarily consists of finished goods, is stated at the lower of cost or market. Cost is determined by the weighted average method.

         Property and Equipment
         Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over five years or the terms of the lease for leasehold improvements, generally three to seven years. Major renewals and improvements are capitalized. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or other disposition of property, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recognized.

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)

1. Nature of Business and Summary of Significant Accounting Policies, continued

         Goodwill
         Goodwill arising from business combinations is amortized using the straight-line method over forty years. The Company's evaluation of the recoverability of goodwill includes consideration of operating performance and undiscounted cash flows of the acquired business units.

         Income Taxes
         The Company applies the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are established for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates.

         The Company's S Corporation status was terminated as of January 1, 1995. A cash distribution of $163 was paid to the Subchapter S Shareholders of the Company in 1995, representing tax payments due with respect to the taxable income of the Company prior to the termination of its S Corporation status.

         Financial Instruments
         The fair value of cash and cash equivalents is assumed to approximate the carrying value of these assets due to the short duration of these assets. The fair value of the Company's debt (current and long-term) is estimated to be the carrying value of these liabilities based upon borrowing rates currently available to the Company for borrowings with similar terms.

         Revenue Recognition
         Sales and the related cost of sales are recognized upon the shipment of products.

         Earnings Per Common Share
         The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), effective December 31, 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The computation of basic earnings per common share is computed based on net income available to common shareholders divided by the weighted average common shares outstanding. The computation of diluted earnings per common share is based on net income divided by weighted average common shares and potentially dilutive securities such as stock options and warrants.

         Stock-Based Compensation
         The Company applies the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for its stock-based employee compensation arrangements and discloses pro forma net income and earnings per share information in its footnotes as if the fair value method suggested in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") had applied.

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)

1. Nature of Business and Summary of Significant Accounting Policies, continued

         Reclassifications
         Certain 1996 and 1995 amounts have been reclassified to conform to their 1997 presentation.

         Recent Pronouncements
         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement, effective for fiscal years beginning after December 15, 1997, requires the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. The Company's financial statements are prepared in accordance with SFAS No. 130.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." ("SFAS No. 131"). This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Based on the Company's current operations, management does not anticipate any additional disclosure being required by SFAS No. 131.

         In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement, effective for fiscal years beginning after December 15, 1997, standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. The Company has not yet determined the impact of this statement on its financial statements.

2.       Property and Equipment

         At December 31, property and equipment consisted of the following components:

                                                                      1997            1996
                                                                 -----------     -----------

        Machinery, equipment and vehicles                        $     2,604     $       847
        Office equipment                                               1,104             928
        Computer equipment and software                                2,944           1,330
        Leasehold improvements                                           852             411
                                                                 ------------    ------------
        Total cost                                                     7,504           3,516
        Less:  Accumulated depreciation and amortization              (1,733)           (696)
                                                                 ------------    ------------

        Property and equipment, net                              $     5,771     $     2,820
                                                                 ===========     ===========


                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)


3.       Long-Term Debt

         On July 3, 1997, the Company replaced its previous unsecured $10,000 revolving credit facility with a $50,000 unsecured revolving credit facility (the "Facility") with a syndicate of lenders, including Harris Trust and Savings Bank, LaSalle National Bank and The First National Bank of Chicago. The Facility provides various interest rate options, determined from time to time, based upon the Company's leverage ratio, as defined and either the agent's Domestic Rate less .50% to .25% or LIBOR plus .50% to 1.00%. The interest rate at December 31, 1997 was 8%. The Facility also contains customary financial covenants, including minimum tangible net worth and current, interest coverage and debt to earnings ratios. The Facility has an original termination date of July 3, 2000 which can be extended at the Company's option to no later than July 3, 2002.

         At December 31, long-term debt consisted of the following:

                                                                                      1997       1996
                                                                                   -------    -------
         Amounts due under the Facility                                            $ 4,700
         Noncollateralized loans payable to former shareholders of
         acquired companies, each due in equal installments (except as noted):
           6.55% note due March 12, 1999                                             2,000    $ 3,000
           Prime rate note (8.5% at December 31, 1997), payable in                     489        596
             monthly installments through July 1, 2002
           6.00% notes due May 30, 1997 to 1999                                        167        251
           6.00% note due October 27, 1998                                             167        333
           6.75% note due July 28, 1997                                               --          200
           5.5% to 5.9% demand notes                                                   368       --
         Other                                                                         149        231
                                                                                   -------    -------
                                                                                     8,040      4,611
         Less current portion                                                       (1,773)    (1,598)
                                                                                   -------    -------

                                                                                   $ 6,267    $ 3,013
                                                                                   =======    =======


                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)

3.       Long-Term Debt, continued

         The following is a schedule of the aggregate maturities in each of the five years ending December 31, 1998, and thereafter:

                                                        Amount
                                                    ---------------

                      1998                          $         1,773
                      1999                                    1,244
                      2000                                      138
                      2001                                      122
                      2002                                    4,763
                                                    ---------------

                                Total               $         8,040
                                                    ===============



4.       Common Stock

         On June 10, 1997, the number of authorized shares of Common Stock was increased from 30,000 to 60,000 following approval of such action by the Company's stockholders at its annual meeting. This increase will provide additional authorized but unissued shares of Common Stock to be used for general corporate purposes, future acquisitions and equity financings.

         On September 25, 1996, the number of authorized shares of Common Stock was increased from 10,000 to 30,000 following approval of such action by the Company's stockholders at a special meeting. Following such action, a 2-for-1 stock split effected in the form of a 100% stock dividend was declared for holders of record as of October 1, 1996, payable October 7, 1996.

         On December 4, 1997, the Company completed a private placement of 2,900 shares of its common stock at $13.00 per share. Net proceeds to the Company after related costs and expenses were approximately $36,100.

         On September 16, 1996, the Company completed a private placement of 2,423 shares of its Common Stock at $6.50 per share. Net proceeds to the Company after related costs and expenses were approximately $15,100.

         On November 27, 1995, the Company completed a follow-on public offering of 6,000 shares of its common stock at $4.50 per share. On November 29, 1995, the underwriters exercised their over-allotment option to purchase 900 shares of the Company's common stock. Net proceeds to the Company, after underwriting discounts and other offering costs and expenses were approximately $28,600.

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)

4.       Common Stock, continued

         On March 1, 1995, the Company completed an initial public offering of 2,400 shares of its common stock at $3.00 per share. On March 15, 1995, the underwriters exercised their over-allotment option to purchase 360 additional shares of the Company's common stock. Net proceeds to the Company after underwriting discounts and other offering costs were approximately $7,000. In connection with the offering, the Company reincorporated in the State of Delaware.

5.       Reengineering Costs

         In the fourth quarter of 1997, the Company adopted a reengineering plan (the "Plan") designed to provide additional system capacity to continue the Company's integrated growth strategy, further improve operating efficiencies within the organization and to make the Company Year 2000 compliant. Non-recurring charges related to the Plan include costs related to developing and implementing a business process reengineering plan, implementing a new information technology system, writing off all capitalized costs associated with the Company's previous system, terminating contracts associated with certain 1996 acquisitions, consolidating redundant facilities and internal resource costs related to the implementation of the new information technology system and business process reengineering.

         The following table summarizes these costs:

             Implementation of information technology system          $   1,536
             Internal resource costs
               incurred during reengineering
               development and implementation                             1,459
             Contract terminations and other
               location consolidation costs                               2,589
                                                                      ---------

                                                                      $   5,584
                                                                      =========

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)

6.       Income Taxes

         The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 is comprised of the following:

                                       1997         1996          1995
                                    -------      -------       -------

         Current:
            Federal                 $    35      $   879       $   421
            State                                    216            82
                                    -------      -------       -------
                                         35        1,095           503
         Deferred:
            Federal                     475          442            (9)
            State                       140           85            (2)
                                    -------      -------       -------

                                        615          527           (11)
                                    -------      -------       -------

                                    $   650      $ 1,622       $   492
                                    =======      =======       =======


         The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to the provision for income taxes reported for the years ended December 31, 1997, 1996 and 1995:

                                                              1997       1996       1995
                                                           -------    -------    -------

         Computed income taxes at federal statutory rate   $   323    $ 1,443    $   427
         State income taxes, net of federal benefit             91        198         60
         Non-deductible amortization                           120         44         26
         Other nondeductible expenses                          128         73         25
         Nontaxable investment income                          (18)      (100)       (46)
         Other                                                   6        (36)
                                                           -------    -------    -------

                                                           $   650    $ 1,622    $   492
                                                           =======    =======    =======

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)


6.       Income Taxes, continued

         At December 31, 1997 and 1996, deferred income tax assets and liabilities consisted of the following components:

                                                               1997       1996
                                                            -------    -------

         Current deferred income tax asset:
           Accounts receivable                              $  (752)   $    43
           Inventory                                          1,419        401
           Acquisition liabilities, current                     762      1,117
           Reengineering costs                                  792
           Other                                                257         (4)
                                                            -------    -------
                                                              2,478      1,557
                                                            -------    -------
         Long-term deferred income tax asset (liability):
           Property and equipment                               (73)      (127)
           Intangibles                                         (770)      (309)
           Gain on sale of product lines                       (182)       (51)
           Acquisition liabilities, noncurrent                1,860        322
                                                            -------    -------
                                                                835       (165)
                                                            -------    -------

                      Net deferred income tax asset         $ 3,313    $ 1,392
                                                            =======    =======


7.       Stock Options and Warrants

         In January 1995, the Company adopted the 1995 Stock Incentive Plan (the "1995 Plan") and the Directors' Option Plan (the "Directors Plan") which authorize the granting of options to officers, key employees and directors to purchase unissued common stock of the Company subject to certain conditions, such as continued service. The 1995 Plan and the Directors Plan authorized the granting of up to 1,200 and 100 options to purchase common stock, respectively. The option price of options granted under either of these plans is equal to the fair market value on the date of grant.

         In February 1996, the Company adopted the 1996 Employee Stock Incentive Plan (the "1996 Plan") which authorized the granting of an additional 1,200 options to purchase common stock of the Company. The adoption of the 1996 Plan was approved by stockholders in May 1996.

         The Company amended the Directors Plan and the 1996 Plan to increase the total number of shares of stock available for grant to 200 shares and 1,800 shares, respectively in May 1996. This amendment was approved by stockholders in September 1996.

         All outstanding options vest ratably over periods ranging from three to five years.

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)



7.       Stock Options and Warrants, continued

         A summary of information related to these options for the years ended December 31, 1997, 1996 and 1995 follows:

                                                       1997                   1996                  1995
                                               --------------------- ----------------------- -----------------------
                                                           Weighted               Weighted                Weighted
                                                           Average                Average               Average
                                                           Exercise               Exercise               Exercise
                                                  Shares  Price/Share   Shares   Price/Share    Shares  Price/Share
                                               ---------  ----------  ---------  ----------- --------- -----------

         Outstanding, beginning of year            1,668   $    7.10        365    $    3.71      --          --
           Granted                                   545       13.73      1,310         8.02       365     $  3.71
           Exercised/Canceled                        (27)       7.04         (7)        3.00      --          --
                                                --------   ---------    -------    ---------   -------     -------
         Outstanding, end of year                  2,186   $    7.19      1,668    $    7.10       365     $  3.71
                                                ========   =========    =======    =========   =======     =======

         Available for grant, end of year          1,080                  1,625                    935
                                                ========                =======                =======

         Price range at end of year             $3.00 to               $3.00 to               $3.00 to
                                                 $16.87                  $9.00                  $4.50
                                               =========                =======                =======

         Price range for exercised              $3.00 to
                                                  $8.75                  $3.00                 $  --
                                               =========                =======                =======

         Weighted-average fair value of
           options granted during the year     $   2,239                $ 3,252                $   463
                                               =========                =======                =======


                                                          Weighted
                                                           Average          Weighted
                                                          Remaining          Average
                               Number         Number     Contractual        Exercise
           Price per Share   Outstanding   Exercisable      Life           Price/Share
         ------------------- ------------  ----------- ----------------  ----------------
          $3.00 to $ 4.50            351          159     7.4 years      $          3.71
          $4.51 to $ 7.00            321          120     8.1 years                 6.12
          $7.01 to $ 9.00            976          250     8.6 years                 8.63
          $9.01 to $17.00            538           97     9.7 years                13.79
                             ------------  -----------                   ----------------

                                   2,186          626                    $          7.19
                             ============  ===========                   ================


                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)

7.       Stock Options and Warrants, continued

         SFAS No. 123 requires the Company to disclose pro forma net income and earnings per share determined as if the Company had accounted for stock-based compensation awards granted after December 31, 1994 under the fair value method described in that statement. For purposes of this disclosure, the fair value of options under SFAS No. 123 were estimated at each grant date using a Black-Scholes option pricing model, the most commonly used model, and the following assumptions: risk-free interest rates from 5.7% to 7.2%, a dividend yield of zero, a volatility factor of the expected market price of the Company's common stock of 26%, and an expected option life of three to five years.

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

         The Company's results as reported and its pro forma results using the valuation model discussed above are as follows:

                                                               1997       1996       1995
                                                            ---------  ---------  ---------

         Net income                                         $     300  $   2,622  $     765
                                                            =========  =========  =========
         Net income (loss), pro forma                       $  (1,939) $    (629) $     302
                                                            =========  =========  =========

         Earnings per common share, as reported:
           Basic                                            $    --    $     .20  $     .14
                                                            =========  =========  =========
           Diluted                                          $    --    $     .19  $     .14
                                                            =========  =========  =========

         Earnings (loss) per common share, pro forma:
           Basic                                            $    (.11) $    (.05) $     .06
                                                            =========  =========  =========
           Diluted                                          $    (.11) $    (.05) $     .05
                                                            =========  =========  =========




         In connection with the initial public offering, the Company issued warrants to purchase up to 240 shares of common stock at an exercise price of $3.60 to the representatives of the underwriters. These warrants are exercisable for a five year period commencing on February 22, 1996. To date, 162 of these warrants have been exercised.

         In connection with an acquisition, warrants to purchase 36 shares of common stock were issued at an exercise price of $5.50. These warrants become exercisable ratably over a three year period beginning October 2, 1996.

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)

8.       Acquisitions

         On December 4, 1997, TW Communication Corporation ("TW") was acquired when a wholly-owned subsidiary of the Company was merged into TW, resulting in TW becoming a wholly-owned subsidiary of the Company. TW is a distributor of wire, cable, fiber optics and installation supplies predominantly to the telecommunications, data and cable television industries primarily in the United States. The total purchase price consisted of $3,000 in cash, and 874 shares of the Company's common stock. In connection with the acquisition, the Company paid in full approximately $13,600 of TW bank indebtedness.

         On October 17, 1997, the Company acquired certain assets of Zack-DataCom, the voice and data division of Zack Electronics, Inc. ("Zack") of San Jose, California, a leader in the sale and distribution of multimedia low voltage products. The purchase price was $4,700 payable in cash and stock.

         On July 11, 1997, the Company acquired Energy Electric Cable, a division of Connectivity Products, Inc. ("Energy"). Energy is a national specialist in the sale and distribution of multimedia wiring products based in Auburn Hills, Michigan. The purchase price consisted of $12,000 in cash and Common Stock and the pay down of $17,000 of Connectivity Products, Inc. ("Connectivity") bank debt by Anicom. In addition, the Company entered into a supply agreement with Connectivity.

         Anicom purchased all of the issued and outstanding common stock of Security Supply, Inc. ("Security Supply") of New Orleans, Louisiana, on March 21, 1997. Security Supply is a distributor of alarm, security and life safety products in Louisiana and surrounding states. The purchase price was approximately $2,000 payable in cash and common stock.

         On February 28, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Carolina Cable & Connector, Inc. ("Carolina Cable") of Raleigh, North Carolina. Carolina Cable is a specialist in the sale and distribution of wire and cable, fiber optics and computer network and connectivity products. Carolina Cable has seven locations in the Carolinas and Tennessee. The purchase price consisted of $3,500 in cash and common stock. In addition, the Company assumed approximately $3,500 of Carolina Cable indebtedness which was paid in full at closing.

         On September 3, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Western Wire and Alarm Products, Inc. ("Western") of Denver, Colorado, a specialist in the sale and distribution of security devices and wire. The purchase price was $300 payable in cash and common stock. In connection with the acquisition, the Company paid in full $50 of Western's bank indebtedness.

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)


8.       Acquisitions, continued

         On September 1, 1996, the Company acquired Norfolk Wire & Electronics Inc. ("Norfolk"), through the purchase of all issued and outstanding shares of common stock. Norfolk's operations consisted principally of the sale and distribution of voice and data wire, cable and ancillary products. In addition to its four locations in the state of Virginia, Norfolk had locations in Tinton Falls, New Jersey and Gaithersburg, Maryland. The purchase price was $8,000 payable in cash and common stock. At the closing, the Company paid in full approximately $2,600 of Norfolk bank indebtedness.

         On May 30, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Southern Alarm Supply Co., Inc. ("Southern") of Nashville, Tennessee, a specialist in the sale and distribution of security devices and wire. The purchase price was $350 payable in cash and common stock.

         On March 12, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Northern Wire & Cable, Inc. ("Northern"), a specialist in the sale and distribution of wire, cable, fiber optics and connectivity products for structured wiring, power cables, cable connector assemblies for automation, computers and robotics and value-added services for the industrial management and technology market. Northern had branches in Troy, Michigan; Cleveland, Ohio; Atlanta, Georgia; Tampa, Florida; and Las Vegas, Nevada. The purchase price was $13,600 payable in cash, notes and common stock. In connection with the acquisition, the Company assumed approximately $5,600 of Northern bank indebtedness which was paid in full at closing.

         On February 22, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Medisco, Inc. ("Medisco") of Indianapolis, Indiana, a distributor of wire and cable products. The purchase price was $837 payable in cash.

         All acquisitions have been recorded under the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated results of operations from the date of acquisition. The purchase price is allocated to assets acquired and liabilities assumed based on the estimated fair market value on the date of the acquisition.

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)


8.       Acquisitions, continued

         The following pro forma consolidated financial information assumes that the Northern, Norfolk, Energy and TW acquisitions and the issuances of equity discussed in Notes 4 and 11, which were a significant source of the funds used in certain of the acquisitions, occurred on January 1, 1996. It further assumes that the equity transaction discussed in Note 11 resulted in the issuance of common stock, based on the conversion of the Preferred Stock to Common Stock approximately four months after its issuance. The results do not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 1996 nor are they indicative of the results which may occur in the future.

                                                           1997         1996
                                                        ----------   ----------
                                                              (unaudited)

               Net sales                                  $358,523     $286,373
                                                        ==========   ==========
               Operating income                              2,843*       7,469
                                                        ==========   ==========
               Net income                                    1,538*       4,682
                                                        ==========   ==========
               Pro forma earnings per common share:
                 Basic                                        $.07*        $.21
                                                        ==========   ==========
                 Diluted                                      $.07*        $.21
                                                        ==========   ==========
               Pro forma weighted average common
                 shares outstanding:
                 Basic                                      22,834       22,565
                                                        ==========   ==========
                 Diluted                                    23,591       22,760
                                                        ==========   ==========





               * During 1997, the Company incurred approximately $5.6 million for the costs related to the development and implementation of the business process reengineering plan, implementing a new information technology system, writing off all capitalized costs associated with the Company's previous system, terminating certain contractual obligations that resulted from a 1996 acquisition, consolidating redundant facilities and the internal resource costs related to the implementation of the new system and the business process reengineering plan.

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)


9.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                     Weighted Avg.
                                                                   Net Income         Shares          Per Share
                                                                  (Numerator)      (Denominator)       Amounts
                                                                 -------------     -------------   -----------


         Year ended December 31, 1997:
            Basic EPS:
              Income available to common stockholders            $           4            17,476   $       -
                                                                 =============     =============   ===========
              Effect of dilutive options

            Diluted EPS:
              Income available to common stockholders
                  plus assumed conversions                       $           4            17,476   $        -
                                                                 =============     =============   ===========

         Year ended December 31, 1996:
            Basic EPS:
              Income available to common stockholders            $       2,623            13,384   $       .20
                                                                 =============     =============   ===========
              Effect of dilutive options                                                     196
                                                                                   =============

            Diluted EPS:
              Income available to common stockholders
                  plus assumed conversions                       $       2,623            13,580   $       .19
                                                                 =============     =============   ===========

         Year ended December 31, 1995:
            Basic EPS:
              Income available to common stockholders            $         764             2,704   $       .28
                                                                 =============     =============   ===========
              Effect of dilutive options                                                     125
                                                                                   =============

            Diluted EPS:
              Income available to common stockholders
              plus assumed conversions                           $         764             2,829   $       .27
                                                                 =============     =============   ===========


                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)


10.      Commitments and Contingencies

         Employment Agreements
         The Company has entered into employment agreements with certain officers. In the event of a change in control, as defined, the employment agreements provide for severance payments if employment is terminated. The aggregate base salary payable to these officers under the employment agreements in 1998 is $1,026. In the event of a change in control, the Company may become obligated to make payments to these officers of up to approximately $3,250.

         Operating Leases The Company leases certain warehouse and office facilities and equipment under operating leases. Rental expense under the leases was approximately $3,216 , $1,419 and $364 for the years ended December 31, 1997, 1996 and 1995, respectively. Approximate minimum annual lease payments required on noncancelable leases having initial or remaining lease terms in excess of one year as of December 31, 1997 are as follows:


                            Year                   Amount
                      ------------------        -------------

                      1998                      $       4,897
                      1999                              4,526
                      2000                              3,619
                      2001                              3,019
                      2002                              2,323
                      Thereafter                        4,893
                                                -------------

                      Total                     $      23,277
                                                =============


         The Company is also obligated to pay certain taxes and assessments relating to these leases. Certain leases contain renewal options.

         Retirement Plan
         The Company maintains a defined contribution retirement plan (the "Anicom Plan"). Employer contributions under the plan are limited to 25% of employee contributions up to 4% of compensation.

         Subsequent to the acquisition of Norfolk, the Company gained an additional defined contribution retirement plan (the "Norfolk Plan") which required Company contributions of 25% up to a maximum of 4% of employee compensation. Effective September, 1997, no further contributions to the Norfolk Plan are allowed. Participants in the Norfolk Plan have been given the opportunity to participate in the Anicom Plan. Management anticipates the termination of the Norfolk Plan by the end of 1998.

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)


10.      Commitments and Contingencies, continued

         Retirement Plan, continued
         With  the   acquisition   of  TW,  the  Company  has  a  third  defined
         contribution plan (the "TW Plan"). The TW Plan allows employee contributions of up to 15% of compensation. The TW Plan does not require employer contribution.

         Total Company contributions to the plans were approximately $113, $104 and $20 in 1997, 1996 and 1995, respectively.

         Other
         The Company is subject to legal proceedings and claims related to acquired businesses and those that arise in the ordinary course of business. In the opinion of management, the amount of any liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)


11.      Other Financial Information

         Acquisition liabilities
         In connection with each of the Company's acquisitions, management evaluates acquired operations and develops a plan to integrate these operations into Anicom's existing structure. In connection with the integrations, the Company may complete limited workforce reductions or exit acquired lease agreements. As a part of the determination of purchase price for acquired companies, liabilities are established for these costs as well as external deal costs and other costs specific to each acquisition. In each case, management establishes a plan specific to the acquisition as soon as practicable after closing. Execution of the plans are typically completed within a year after closing. Payment of liabilities established may take place over several years depending upon the agreed upon settlement.

         Below is a summary of acquisition cost activity:


                                                                                     Tax
                                                                         Lease   Liabilities
                                                 External                Exit        and
                                               Consultants  Severance    Costs      Other      Total
                                                  -------    -------    -------    -------    -------
         Balance, January 1, 1996                 $  --      $  --      $  --      $  --      $  --
         Establish liabilities                      1,077      1,686        614        237      3,614
         Expenditures                                (944)      (867)      (176)       (59)    (2,046)
                                                  -------    -------    -------    -------    -------
         Balance, December 31, 1996                   133        819        438        178      1,568
         Establish liabilities                      1,882      3,091      2,043      1,827      8,843
         Expenditures                              (1,537)      (560)      (286)      (409)    (2,792)
                                                  -------    -------    -------    -------    -------
         Balance, December 31, 1997               $   478    $ 3,350    $ 2,195    $ 1,596    $ 7,619
                                                  =======    =======    =======    =======    =======




         Convertible preferred stock
         Pursuant to an agreement dated May 20, 1997, the Company sold 27 shares of $.01 par value, Series A Convertible Preferred Stock (the "Preferred Stock") for $27,000. Net proceeds after related costs and expenses were approximately $26,200.

         The Preferred Stock was convertible into Common Stock if certain closing market price levels for the Company's Common Stock were achieved. As of September 23, 1997, all of the shares of Preferred Stock were converted to shares of Common Stock.

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)


11.      Other Financial Information, continued

         Product lines
         On December 31, 1996, the Company sold its copper and fiber optic cutting and splicing kit product line and its low voltage cable and fiber optic connector product line in two separate transactions.

         On March 7, 1997, the Company sold its third assembled product line. The Company recognized a pre-tax gain on these sales which is reflected in general and administrative expense in the statements of income.

         In connection with the sales, the Company accepted notes for a portion of the purchase price. These notes are included in other assets.

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)


12.      Supplemental Cash Flow Information

         The following is a summary of the noncash investing and financing for the years ended December 31, 1997, 1996 and 1995:


                                                               1997         1996         1995
                                                            ---------    ---------    ---------
         Acquisitions:
           Fair value of assets acquired                    $ 108,591    $  53,266    $   5,283
           Acquisition liabilities and costs                   (8,843)      (3,614)
           Bank debt assumed                                  (16,818)      (9,318)        (426)
           Other liabilities assumed                          (27,164)     (17,456)      (1,726)
           Long-term debt issued                                 --         (3,000)        (800)
           Common stock issued                                (21,627)      (5,537)        (897)
                                                            ---------    ---------    ---------

           Cash paid                                           34,139       14,341        1,434
           Less:  Cash acquired                                  (338)        (140)
                                                            =========    =========    =========

                                                            $  33,801    $  14,201    $   1,434
                                                            =========    =========    =========
         Dispositions:
           Value of assets sold, net of transaction costs   $     117    $     404
                                                            =========    =========

           Notes receivable accepted                        $     400    $     875
                                                            =========    =========

           Anicom common stock received                                  $     507
                                                                         =========

         Assets acquired through capital lease                                      $      76
                                                                                    =========

         Conversion of Preferred Stock:

           Conversion to Common Stock                       $  27,000
                                                            =========

           Payment of dividends in Common Stock             $     297
                                                            =========


13.      Other Related Party Transactions

         One of the Company's directors is a Managing Director of an investment banking firm which served as a placement agent for the Company's private placement in December 1997 and as one of the underwriters of the Company's follow-on offering in November 1995.

14.      Subsequent Events (Unaudited)

         In March 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Yankee Electronics Inc. and Optical Fiber Components Inc. Yankee Electronics Inc. and Optical Fiber Components Inc. are located in New Hampshire and Virginia, respectively. The purchase price consists of $3,800 in cash and common stock. In addition, the Company will assume approximately $500 of Yankee Electronics Inc. and Optical Fiber Components Inc. combined debt.

                                  Anicom, Inc.
                 Schedule II - Valuation and Qualifying Accounts
              For the years ended December 31, 1997, 1996 and 1995
                                 (in thousands)





                                                1997        1996        1995
                                              -------     -------     -------
     Allowance for Doubtful Accounts
       Balance, beginning of year             $   980     $   120     $    47
       Additions                                2,183         939          83
       Write-offs, net of recoveries             (721)        (79)        (10)
                                              -------     -------     -------
       Balance, end of year                   $ 2,442     $   980     $   120
                                              =======     =======     =======


     Inventory Valuation Allowance
       Balance, beginning of year             $   300     $    -      $   -
       Additions                                2,694         535
       Write-offs                                (718)       (235)
                                              -------     -------     -------
       Balance, end of year                   $ 2,276     $   300     $   -
                                              =======     =======     =======

                                   SIGNATURES
         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1998.

                            ANICOM, INC.

                                 By:  /s/ SCOTT C. ANIXTER
                                      -----------------------------------------
                                      Scott C. Anixter
                                      Chairman and Chief Executive Officer


         This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                              Title                                                 Date
-------------------------------     -----------------------------------------------------------    -----------------


      /s/ SCOTT C. ANIXTER          Chairman, Chief Executive Officer
-------------------------------     and Director (Principal                                           March 30, 1998
        Scott C. Anixter            Executive Officer)


      /s/ ALAN B. ANIXTER           Chairman of the Board                                             March 30, 1998
-------------------------------
        Alan B. Anixter


       /s/ CARL E. PUTNAM           President, Chief Operating Officer                                March 30, 1998
-------------------------------
         Carl E. Putnam


     /s/ DONALD C. WELCHKO          Vice President, Chief Financial Officer and a Director            March 30, 1998
-------------------------------     (Principal Financial and Accounting Officer)
       Donald C. Welchko


       /s/ MICHAEL SEGAL            Director                                                          March 30, 1998
-------------------------------
         Michael Segal


        /s/ LEE B. STERN            Director                                                          March 30, 1998
-------------------------------
          Lee B. Stern



                                  EXHIBIT INDEX


 Exhibit No.              Description
 -----------              -----------

      21                  Subsidiaries

      23.1                Consent of Coopers & Lybrand L.L.P.

      27                  Financial Data Schedule