Form 10-Q
period 1998-03-31
ANICOM INC
filed 1998-05-15
CIK 935802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998

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

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share as of May 14, 1998: 23,424,997

PART I.  --  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  ANICOM, INC.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                  March 31, 1998   December 31,
                                                   (Unaudited)          1997
                           ASSETS
Current assets:
  Cash and cash equivalents                        $       857     $       687
  Accounts receivable, less allowance for doubtful
     accounts of $2,785 and  $2,442 respectively        83,730          65,125
  Inventory, primarily finished goods                   63,262          57,099
  Other current assets                                   5,564           7,344
                                                   ------------    ------------
      Total current assets                             153,413         130,255

Property and equipment, net                              5,876           5,771
Goodwill, net of accumulated amortization of
     $2,081 and $1,605, respectively                    83,952          76,869
Other assets                                             2,176           2,562
                                                   ============    ============
      Total assets                                 $   245,417     $   215,457
                                                   ============    ============














            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                    March 31 1998 December 31,
                                                     (Unaudited)     1997
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $    58,471 $    47,740
  Accrued expenses and acquisition liabilities           15,346      13,246
  Long-term debt, current portion                         1,979       1,773
                                                    ------------ -----------
      Total current liabilities                          75,796      62,759

Long-term debt, net of current portion                   19,147       6,267
Other liabilities                                         2,001       2,282
                                                    ------------ -----------
      Total liabilities                                  96,944      71,308
                                                    ------------ -----------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, par value $.001 per share; 60,000
     shares authorized, 23,423 and 23,293 shares
     issued and outstanding, respectively                    15          15
  Preferred stock, undesignated, par value $.01
     per share; 973 and 1,000 shares authorized;
     no shares issued and outstanding                        __          __
  Additional paid-in capital                            142,400     140,743
  Retained earnings                                       6,058       3,391
                                                    ------------ -----------
      Total stockholders' equity                        148,473     144,149
                                                    ------------ -----------
        Total liabilities and stockholders' equity  $   245,417  $  215,457
                                                    ============ ===========







            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)

                                                   For the Three Months Ended
                                                           March 31,
                                                          (unaudited)

                                                 1998               1997

Net sales                                  $        102,099   $         45,011
Cost of sales                                        79,419             34,537
                                           -----------------  -----------------
Gross profit                                         22,680             10,474
                                           -----------------  -----------------

Operating expenses:
  Selling                                             9,248              4,821
  General and administrative                          8,780              4,194
                                           -----------------  -----------------
      Total operating expenses                       18,028              9,015
                                           -----------------  -----------------

Income from operations                                4,652              1,459
                                           -----------------  -----------------

Other income (expense):
  Interest income                                        24                 42
  Interest expense                                     (230)               (69)
                                           -----------------  -----------------
    Total other income (expense)                       (207)               (27)
                                           -----------------  -----------------

Income before income taxes                            4,445              1,432

Provision for income taxes                            1,778                544
                                           -----------------  -----------------

Net income                                 $          2,667   $            888
                                           =================  =================

Earnings per common share:
    Basic                                  $           0.12   $           0.06
                                           =================  =================
    Diluted                                $           0.11   $           0.06
                                           =================  =================

Weighted average common shares outstanding:
    Basic                                            23,295             15,664
                                           =================  =================
    Diluted                                          23,881             15,942
                                           =================  =================

            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
                 Condensed Consolidated Statements of Cash Flows
                      (In thousands, except per share data)

                                                     For the Three Months Ended
                                                              March 31,
                                                             (unaudited)
                                                       1998        1997
Cash flows from operating activities:
    Net income                                    $    2,667   $      888
    Adjustments to reconcile net income to net
     cash provided by (used in)operating
     activities:
         Depreciation                                    274          193
         Amortization                                    476          132
         Gain on sale of product line                                (483)
    Increase (decrease) in cash attributable to
     changes in assets and liabilities:
         Marketable securities                                      4,345
         Accounts receivable                         (17,699)      (4,380)
         Inventory                                    (5,219)      (4,099)
         Other assets                                  2,235         (303)
         Accounts payable                             10,116       10,278
         Accrued expenses and acquisition
          liabilities                                 (3,176)         127
                                                  -----------  -----------
      Net cash (used in) provided by operating
         activities                                  (10,326)       6,698
                                                  -----------  -----------
Cash flows from investing activities:
   Purchase of property and equipment                   (249)        (305)
   Cash paid for acquired companies                   (1,657)      (1,765)
   Other                                                              200
                                                  -----------  -----------
      Net cash used in investing activities           (1,906)      (1,870)
                                                  -----------  -----------
Cash flows from financing activities:
   Payment of long-term debt and assumed bank debt   (13,898)      (3,743)
   Proceeds from long-term debt                       26,300
                                                  -----------  -----------
      Net cash provided by (used in) financing
          activities                                  12,402       (3,743)
                                                  -----------  -----------
Net increase in cash and cash equivalents                170        1,085
Cash and cash equivalents, beginning of period           687          195
                                                  -----------  -----------
Cash and cash equivalents, end of period          $      857   $    1,280
                                                  ===========  ===========

            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying condensed consolidated unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Anicom, Inc. (the "Company" or "Anicom") as of March 31, 1998 and the results of its operations and cash flows for the three months ended March 31, 1998 and 1997. Reported interim results of operations are based, in part, on estimates that may be subject to year-end adjustment. In addition, these interim results of operations are not necessarily indicative of those expected for the year.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

2.   Nature of Business and Summary of Significant Accounting Policies

         Nature of Business

         Anicom specializes in the sale and distribution of communications related wire, cable, fiber optics and computer network and connectivity products.

         The Company sells to a wide array of customers, including contractors, systems integrators, security/fire alarm companies, regional Bell operating companies, distributors, utilities, telecommunications and sound contractors, wireless specialists, construction companies, universities, governmental agencies and companies involved in the automotive, cable television, mining, marine, petro-chemical, paper and pulp and other natural resource industries. The Company's customers are principally located throughout the United States of America.

         Income Taxes

         The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are established for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates.

         The nature of reconciling items between the provision for income taxes computed at the federal statutory rate and that reported for the three months ended March 31, 1998 and 1997 are consistent with those discussed in the Company's 1997 Form 10-K.

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)

2. Nature of Business and Summary of Significant Accounting Policies, continued

         Earnings Per Common Share

         The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), effective December 31, 1997. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The computation of basic earnings per common share is computed based on net income available to common stockholders divided by the weighted average common shares outstanding. The computation of diluted earnings per common share is based on net income divided by weighted average common shares and potentially dilutive securities such as stock options and warrants.

         The difference between basic and diluted weighted average common shares in the periods presented is due to the inclusion of unexercised dilutive stock options and warrants computed using the treasury stock method.

         Earnings per common share for the three months ended March 31, 1997 have been restated to conform to SFAS No. 128.

         Comprehensive Income

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

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)

3.       Reengineering Costs

         In the fourth quarter of 1997, the Company adopted a reengineering plan (the "Plan). The Plan addressed developing and implementing a business process reengineering plan, implementing a new information technology system, terminating contracts associated with certain 1996 acquisitions and consolidating redundant facilities.

         As of December 31, 1997, the Company had accrued approximately $2,700 for costs incurred under the Plan that had not yet been paid. As of March 31, 1998, approximately $1,400 remained accrued. Subsequent to the end of the first quarter, $1,100 of severance accrued at December 31, 1997 was paid, reducing the accrued amount to approximately $300. The majority of the remaining accrual relates to lease abandonment costs that will be paid over several future quarters.

4.       Acquisitions

         In March 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Yankee Electronics Inc. ("Yankee") and Optical Fiber Components Inc. ("OFCI"). Yankee and OFCI are located in New Hampshire and Virginia, respectively. The purchase price for these acquisitions consisted of $3,800 in cash and common stock. In addition, the Company assumed approximately $255 of Yankee and OFCI debt.

         In December 1997, the Company acquired TW Communication Corporation ("TW"). TW is a distributor of wire, cable, fiber optics and installation supplies predominantly to the telecommunications, data and cable television industries primarily in the United States. The purchase price for this acquisition consisted of $16,000 in cash and common stock. In connection with the acquisition, the Company paid in full approximately $13,600 of TW bank indebtedness.

         In October 1997, the Company acquired certain assets of Zack-DataCom, the voice and data division of Zack Electronics, Inc. ("Zack") of San Jose, California, a leader in the sale and distribution of multimedia low voltage products. The purchase price was $4,700 payable in cash and common stock.

         In July 1997, the Company acquired Energy Electric Cable, a division of Connectivity Products, Inc. ("Energy"). Energy is a national specialist in the sale and distribution of multimedia wiring products based in Auburn Hills, Michigan. The purchase price consisted of $12,000 in cash and common stock and the pay down of $17,000 of Connectivity Products, Inc. ("Connectivity") bank debt by Anicom. In addition, the Company entered into a supply agreement with Connectivity.

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)

4.       Acquisitions, continued

         Anicom purchased all of the issued and outstanding common stock of Security Supply, Inc. ("Security Supply") of New Orleans, Louisiana, in March 1997. Security Supply is a distributor of alarm, security and life safety products in Louisiana and surrounding states. The purchase price was approximately $2,000 in cash and common stock.

         In February 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Carolina Cable & Connector, Inc. ("Carolina Cable") of Raleigh, North Carolina. Carolina Cable is a specialist in the sale and distribution of wire and cable, fiber optics and computer network and connectivity products. Carolina Cable has seven locations in the Carolinas and Tennessee. The purchase price consisted of $3,500 in cash and common stock. In addition, the Company assumed approximately $3,500 of Carolina Cable indebtedness, which was paid in full at closing.

         All of the foregoing acquisitions have been recorded under the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated results of operations from the date of acquisition. The purchase price is allocated to assets acquired and liabilities assumed based on the estimated fair market value on the date of the acquisition.

         The following pro forma condensed consolidated quarterly financial information assumes that significant acquisitions and the May 1997 and December 1997 issuances of equity discussed in Notes 4 and 11, respectively in the 1997 Form 10-K, which were a significant source of the funds used in these acquisitions, occurred on January 1, 1997. It further assumes that the equity transaction discussed in Note 11 of the 1997 Form 10-K resulted in the issuance of Common Stock, based on the conversion of the Preferred Stock to Common Stock approximately four months after its issuance.

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)

4.       Acquisitions and Dispositions, continued

         The results do not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 1997 nor are they indicative of the results that may occur in the future.

                                                Three Months Ended March 31,

                                                1998                1997

         Net sales                          $       102,099    $        83,012
                                           =================  =================
         Operating income                   $         4,652    $         2,251
                                           =================  =================
         Net income                         $         2,667    $         1,334
                                           =================  =================
         Earnings per common share:
          Basic                             $          0.12    $          0.06
                                           =================  =================
          Diluted                           $          0.12    $          0.06
                                           =================  =================
         Weighted average common shares
          outstanding:
          Basic                                      23,295             22,779
                                           =================  =================
          Diluted                                    23,881             23,057
                                           =================  =================


5.       Supplemental Cash Flow Information

         The following summarizes non-cash investing and financing activities for the period noted. Non-cash activity related to acquisitions includes initial amounts estimated and any subsequent changes to those initial estimates.

                                                  Three Months Ended March 31,

                                                      1998            1997
           Acquisitions:
              Fair value of assets acquired      $       9,668   $     13,161
              Acquisition liabilities and costs           (250)        (1,229)
              Liabilities assumed                       (6,114)        (6,527)
              Common stock issued                       (1,554)        (3,405)
                                                 --------------  -------------
              Cash paid                                  1,750          2,000
              Less:  cash acquired                         (93)          (235)
                                                 --------------  -------------
              Net cash paid for acquisitions     $       1,657   $      1,765
                                                 ==============  =============
           Dispositions:
              Value of assets sold, net of
               transaction costs                                  $       117
                                                                  ============
              Notes receivable accepted                           $       400
                                                                  ============

Item 2.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

The following table sets forth selected income statement data of Anicom expressed as a percentage of net sales for the periods indicated:

                                        For the Three Months Ended March 31,

                                              1998          1997
Income Statement Data:
  Net sales                                      100.0%        100.0%
  Cost of goods sold                              77.8          76.7
                                          -------------  ------------
  Gross profit                                    22.2          23.3
                                          -------------  ------------
  Operating expenses and other:
    Selling expenses                               9.1          10.7
    General and administrative expenses            8.6           9.3
                                          -------------  ------------
  Operating income                                 4.6           3.2
  Interest (expense)                               (.2)          (.2)
  Interest income                                   __            .1
                                          -------------  ------------
  Income before income taxes                       4.4           3.2
  Income taxes                                     1.7           1.2
                                          =============  ============
  Net income                                       2.6%          2.0%
                                          =============  ============


__________________
Note:  Percentages may not sum due to rounding.

Results of Operations for the Three Months Ended March 31, 1998 Compared to the
     Months Ended March 31, 1997

Net sales for the quarter ended March 31, 1998 increased to a record $102.1 million, a 126.8% increase over net sales of $45.0 million in the first quarter of 1997. This significant increase is attributable to new customers, new products, expanded market penetration and increased volume with existing customers, all of which have resulted from the Company's acquisitions and internal growth.

Anicom's gross profit for the first quarter of 1998 increased by $12.2 million or 116.5% to $22.7 million versus $10.5 million for the quarter ended March 31, 1997. This increase resulted from Anicom's acquired sales volume and internal growth. As a percentage of net sales, gross profit was 23.3% in the first quarter of 1997 compared to 22.2% in 1998. The gross margin improvements that resulted from the economic efficiencies created by Anicom's increased purchasing volume were offset by the impact of lower historical gross profit margins of certain recently acquired businesses. TW, which the Company acquired in December 1997, sells products into its markets at lower margins as compared to Anicom. Consequently, management anticipates that gross margins reported for the remainder of 1998 may be less than those reported for 1997. Management believes that it will partially mitigate the impact of TW's historically lower gross margins by increasing the depth and breadth of product offerings maintained in stock at these locations and continuing to leverage purchasing volume with vendors.

Selling expenses increased by $4.4 million for the quarter ended March 31, 1998 in conjunction with the Company's increase in net sales and the increase in sales headcount that resulted from the Company's acquisitions and internal growth. Selling expenses as a percentage of net sales decreased from 10.7% of net sales in 1997 to 9.1% of net sales in 1998. These improvements primarily resulted from the Company realizing operating leverage from acquisitions and conforming the selling incentive programs of acquired companies to those of Anicom.

General and administrative expenses increased from $4.2 million in the first quarter of 1997 to $8.8 million in 1998. The Company's acquisitions in the last half of 1997 accounted for the majority of the increase in general and administrative expenses. As a percentage of net sales, general and administrative expenses decreased to 8.6% for the quarter ended March 31, 1998 from 9.3% in the same period of the year prior. These improvements were attributable to increases in net sales outpacing general and administrative costs as the Company further realized operating leverage from its acquisition-based, integrated growth strategy and the impact of implementing its reengineering plan in the fourth quarter of 1997.

In the quarter ended March 31, 1998, interest expense increased to $230,000 from $69,000 for the quarter ended March 31, 1997. The increase is due primarily to the Company borrowing against its credit facility to fund increased working capital requirements and the cash consideration paid in the Yankee and OFCI acquisitions.

The provision for income taxes increased to $1.8 million in the first quarter of 1998 from $544,000 in the first quarter of 1997. The increase is a result of the increase in income before income taxes. The provision for income taxes, as a percentage of income before income taxes, increased to 40.0% from 38.0%. The increase is primarily attributable to the impact of non-deductible goodwill related to the acquisition of TW.

Net income for the quarter ended March 31, 1998 increased 200.3% to $2.7 million or 2.6% of net sales as compared to $888,000 or 2.0% of net sales for the quarter ended March 31, 1997. Basic earnings per share doubled to $0.12 in the first quarter of 1998 when compared to the $0.06 earned in the same period of the prior year while diluted earnings per share increased 83.3% to $0.11 versus the $0.06 reported for the first quarter of 1997. These increases were reported despite an increase of basic and diluted weighted average common shares outstanding of 48.7% and 49.8%, respectively.

Liquidity and Capital Resources

As of March 31, 1998, Anicom had working capital of approximately $77.6 million as compared to $67.5 million at December 31, 1997. Anicom also has a $50 million unsecured revolving credit facility (the "Facility") with a syndicate of lenders, including Harris Trust and Savings Bank, LaSalle National Bank and The First National Bank of Chicago. The Facility provides various interest rate options, determined from time to time, based upon the Company's leverage ratio, as defined, and either the agent's Domestic Rate less .50% to .25% or LIBOR plus
 .50% to 1.00%. The Facility expires in July, 2000 and contains customary financial covenants, including minimum tangible net worth and current, interest coverage and debt to earnings ratios. At March 31, 1998, the amount outstanding under the Facility was $18.3 million.

Management  believes  that  existing  cash,  cash  equivalents,  cash flows from operations and draws on the Facility will be sufficient to fund current operations, and its planned integrated growth strategy. The Company does not currently have any significant long-term capital requirements that it believes cannot be funded from the sources discussed above. However, in connection with its acquisition and integrated growth strategy, the Company's capital requirements may change based upon various factors, primarily related to the timing of acquisitions and the consideration to be used as purchase price. The Company continues to examine opportunities to raise funds through the issuance of additional equity or debt securities through private placements or public offerings and to increase its available lines of credit.

For the three months ended March 31, 1998, operating activities used $10.3 million of cash compared with the $6.7 million provided during the same period of 1997. The significant change between years is, in part, a result of the classification of the Company's net marketable securities activity. In the first quarter of 1997, the Company liquidated marketable securities totaling $4.3 million for use in acquisition related activities. Excluding the impact of marketable securities, Anicom generated $2.3 million of cash from operations during the first quarter of 1997 compared with the use of $10.3 million in the first quarter of 1998. The use of cash in operations is due, in part, to the increase in accounts receivable. This increase resulted from the increase in sales, which accelerated as the first quarter came to a close, particularly as it relates to certain portions of TW's business. Operating cash flow was also used to fund acquisition-related activities, including expanding product offerings to accommodate acquired locations, funding business integration liabilities and working capital deficiencies of acquired companies. These investments in receivables and inventory were partially funded by an increase in accounts payable. Additional funding in 1998 was provided by borrowings against the Facility.

Investing activities utilized approximately $1.9 million in the three months ended March 31, 1998. During the first quarter of 1998, Anicom completed the acquisition of Yankee and OFCI. Cash paid for these acquisitions accounted for the majority of cash used for investing activities.

Cash flows from financing activities in the first three months of 1998 totaled $12.4 million. In connection with the acquisitions of Yankee and OFCI, the Company paid approximately $256,000 of bank debt assumed in these acquisitions. In addition, the Company paid $1 million of debt issued with a 1996 acquisition. During this period, the Company drew against and made repayments on its revolving credit facilities. For the quarter, net draws against the Facility were used to fund operating cash flow requirements.

Year 2000 Compliance

During the fourth quarter of 1997, Anicom completed the implementation of a new information technology system. This custom-designed information technology system builds upon the strengths inherent in Anicom's previous system while allowing for the reengineering of certain business processes that were necessary to accommodate the explosive growth that Anicom has experienced in the last two years. The new information system, which is year 2000 compliant, integrates sales, inventory control and purchasing, warehouse management, financial control and internal communications while providing real-time monitoring of inventory levels, shipping status and other key operational and financial benchmarks at all of Anicom's sales and distribution locations.

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

PART II  -- OTHER INFORMATION

Item 2.           Changes in Securities

                  In March 1998, the Company issued shares of the Company's common stock ("Common Stock") to Yankee Electronics, Inc. ("Yankee") and Optical Fiber Components, Inc. ("OFCI") pursuant to agreements dated March 30, 1998 ("Agreements"), under which the Company purchased certain assets and assumed certain liabilities of Yankee and OFCI. Under the Agreements, the Company paid $1,156,000 and $398,000, respectively, of the purchase price in shares of Common Stock. The shares issued pursuant to the Agreements were issued in reliance upon
                  Section 4 (2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder, as a transaction by an issuer not involving any public offering. An appropriate legend was affixed to the share certificates issued to Yankee and OFCI.


Item 6.        Exhibits and Reports on Form 8-K

      (a)   Exhibits.

           The following exhibits are filed with this report:

                Exhibit No.

                      27    Financial data schedule


(b)        Reports on Form 8-K.

                  The following Report on 8-K was filed during the first quarter of 1998:

                       Form 8-K/A, dated February 12, 1998 (Press Release)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     ANICOM, INC.
                                     Registrant



Dated:   May 15, 1998       By:      /S/ DONALD C. WELCHKO
                                     Donald C. Welchko
                                     Vice President and Chief Financial Officer

                                  ANICOM, INC.
                                INDEX TO EXHIBITS



                Exhibit No.

                    27     Financial data schedule