Form 10-Q
period 1998-06-30
ANICOM INC
filed 1998-08-14
CIK 935802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

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


The number of shares outstanding of the registrant's Common Stock, par value $.001 per share as of July 31, 1998: 23,622,880.

PART I.  --  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  ANICOM, INC.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except per share data)


                                                         June 30,   December 31,
                                                           1998        1997
                                                       (Unaudited)

                           ASSETS
Current assets:
  Cash and cash equivalents                              $    409     $    687
  Accounts receivable, less allowance
    for doubtful accounts
    of $2,927 and  $2,442 respectively                     96,685       65,125
  Inventory, primarily finished goods                      67,291       57,099
  Other current assets                                      6,773        7,344
                                                         --------     --------

      Total current assets                                171,158      130,255

Property and equipment, net                                 6,550        5,771
Goodwill, net of accumulated amortization of
    $2,557 and $1,605, respectively                        84,327       76,869
Other assets                                                1,944        2,562
                                                         --------     --------
      Total assets                                       $263,979     $215,457
                                                         ========     ========














            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except per share data)


                                                         June 30,   December 31,
                                                           1998        1997
                                                       (Unaudited)


           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $ 63,251     $ 47,740
  Accrued expenses and acquisition liabilities             12,119       13,246
  Long-term debt, current portion                           1,936        1,773
                                                         --------     --------
      Total current liabilities                            77,306       62,759

Long-term debt, net of current portion                     30,829        6,267
Other liabilities                                           2,001        2,282
                                                         --------     --------
      Total liabilities                                   110,136       71,308
                                                         --------     --------
Commitments and Contingencies

Stockholders' Equity:
  Common stock, par value $.001 per share;
    60,000 shares authorized,
    23,623 and 23,293 shares
    issued and outstanding, respectively                       15           15
  Preferred stock, undesignated,
    par value $.01 per share; 973 shares
    authorized; no shares issued and outstanding               __         __
  Additional paid-in capital                              144,956      140,743
  Retained earnings                                         8,872        3,391
                                                         --------     --------
      Total stockholders' equity                          153,843      144,149
                                                         --------     --------
       Total liabilities and stockholders' equity        $263,979     $215,457
                                                         ========     ========







            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)


                                                   For the Three Months Ended            For the Six Months Ended
                                                             June 30,                           June 30,
                                                           (unaudited)                        (unaudited)
                                                ------------------------------     ------------------------------

                                                   1998            1997                1998               1997

Net sales                                       $     113,252   $      52,480      $     215,349   $      97,491
Cost of sales                                          88,065          40,419            167,482          74,956
                                                --------------  --------------     --------------  --------------
Gross profit                                           25,187          12,061             47,867          22,535
                                                --------------  --------------     --------------  --------------

Operating expenses:
  Selling                                              10,302           5,374             19,550          10,196
  General and administrative                            9,735           4,946             18,516           9,139
                                                --------------  --------------     --------------  --------------


      Total operating expenses                         20,037          10,320             38,066          19,335
                                                --------------  --------------     --------------  --------------


Income from operations                                  5,150           1,741              9,801           3,200
                                                --------------  -------------- -----------------  ---------------

Other income (expense):
  Interest income                                          23             128                 46             170
  Interest expense                                       (484)           (126)              (713)           (195)
                                                --------------  --------------     --------------  --------------

    Total other income (expense)                         (461)              2               (667)            (25)
                                                --------------  --------------     --------------  --------------


Income before income taxes                              4,689           1,743              9,134           3,175

Provision for income taxes                              1,876             662              3,654           1,206
                                                --------------  --------------     --------------  --------------

Net income                                              2,813           1,081              5,480           1,969

Less:  dividend on preferred stock                         --            (124)                --            (124)
                                                --------------  --------------     --------------  --------------

Net income available to common stockholders     $       2,813   $         957      $       5,480   $       1,845
                                                ==============  ==============     ==============  ==============

Earnings per common share:
    Basic                                       $         .12   $         .06      $         .24    $        .12
                                                ==============  ==============     ==============  ==============
    Diluted                                     $         .12   $         .06      $         .23    $        .12
                                                ==============  ==============     ==============  ==============

Weighted average common shares outstanding:
    Basic                                              23,425          15,918             23,360          15,792
                                                ==============  ==============     ==============  ==============

    Diluted                                            23,968          16,194             23,925          16,083
                                                ==============  ==============     ==============  ==============


            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
                 Condensed Consolidated Statements of Cash Flows
                      (In thousands, except per share data)

                                                                     For the Six Months Ended
                                                                            June 30,
                                                                          (unaudited)
                                                                ---------------------------------
                                                                        1998             1997
Cash flows from operating activities:
   Net income                                                        $   5,480        $   1,969
   Adjustments to reconcile net income to net cash
     used in operating activities:
         Depreciation                                                      593              445
         Amortization                                                      952              409
         Deferred income taxes                                             (65)            (142)
         Gain on sale of product line                                       __             (483)
   Increase (decrease) in cash attributable to changes
      in assets  and liabilities:
         Marketable securities                                              __          (12,366)
         Accounts receivable                                           (29,181)          (9,272)
         Inventory                                                      (8,443)          (5,267)
         Other assets                                                    1,141             (898)
         Accounts payable                                               13,577            9,077
         Accrued expenses                                               (4,416)          (1,825)
                                                                ---------------  ---------------
      Net cash used in operating activities                            (20,362)         (18,353)
                                                                ---------------  ---------------
Cash flows from investing activities:
   Purchase of property and equipment                                   (1,117)          (1,091)
   Cash paid for acquired companies                                     (2,152)          (1,765)
   Other                                                                    __              200
                                                                ---------------  ---------------
      Net cash used in investing activities                             (3,269)          (2,656)
                                                                ---------------  ---------------
Cash flows from financing activities:
   Payment of long-term debt and assumed bank debt                     (31,047)         (12,448)
   Proceeds from long-term debt                                         54,400            8,600
   Proceeds from issuance of convertible preferred stock,
      net of offering costs                                                 __           26,300
                                                                ---------------  ---------------
      Net cash provided by financing activities                         23,353           22,452
                                                                ---------------  ---------------
Net (decrease) increase in cash and cash equivalents                      (278)           1,443

Cash and cash equivalents, beginning of period                             687              195
                                                                ---------------  ---------------
Cash and cash equivalents, end of period                        $          409   $        1,638
                                                                ===============  ===============

            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying condensed consolidated unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Anicom, Inc. (the "Company" or "Anicom") as of June 30, 1998 and December 31, 1997, the results of its operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998. Reported interim results of operations are based, in part, on estimates that may be subject to year-end adjustment. In addition, these interim results of operations are not necessarily indicative of those expected for the year.

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


3.       Earnings Per Common Share

         The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Standards No. 128, "Earnings Per Share" ("SFAS
         No. 128"), effective December 31, 1997. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The computation of basic earnings per common share is based on net income available to common stockholders divided by the weighted average common shares outstanding. The computation of diluted earnings per common share is based on net income divided by weighted average common shares and potentially dilutive securities such as stock options and warrants.

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

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)



3.       Earnings Per Common Share, continued

         Earnings per common share for the three and six months ended June 30, 1997 have been restated to conform to SFAS No. 128.

         The following tables present a reconciliation of the numerators and denominators of basic and diluted earnings per share for the periods specified:


                                                                             For the Three         For the Six
                                                                                 Months              Months
                                                                             Ended June 30,        Ended June 30,
                                                                          ------------------   -------------------
                                                                            1998       1997       1998       1997


        Numerator:
           Net income                                                     $ 2,813    $   957    $ 5,480    $ 1,845
                                                                          =======    =======    =======    =======
        Denominator:
           Denominator for basic earnings per share -
              weighted average common shares outstanding                   23,425     15,918     23,360     15,792


           Effect of dilutive employee stock options and warrants             543        276        565        291
                                                                          -------    -------    -------    -------

           Denominator for diluted earnings per share -
              adjusted weighted average common shares outstanding          23,968     16,194     23,925     16,083
                                                                          -------     ------    -------    -------

        Basic earnings per share                                          $   .12    $   .06    $   .24    $   .12
                                                                          =======    =======    =======    =======

        Diluted earnings per share                                        $   .12    $   .06    $   .23    $   .12
                                                                          =======    =======    =======    =======


4.       Long-Term Debt

         Effective in July, 1998 the Company replaced its previous unsecured $50,000 revolving credit facility with a $100,000 unsecured revolving credit facility (the "Facility") with a syndicate of lenders including Harris Trust and Savings Bank, LaSalle National Bank, The First National Bank of Chicago and Bank of America National Trust and Savings Association. The Facility provides various interest rate options, determined from time to time, based upon the Company's leverage ratio, as defined, and either the agent's Domestic Rate less .50% to .25% or LIBOR plus .50% to 1.00%. The Facility expires in June, 2001 with extensions available at the Company's option through June, 2003. The Facility contains customary financial covenants, including minimum tangible net worth, current, interest coverage and debt to earnings ratios.

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)



5.       Reengineering Costs

         In the fourth quarter of 1997, the Company adopted a reengineering plan (the "Plan"). The Plan addressed developing and implementing a business process reengineering plan, implementing a new information technology system, terminating contracts associated with certain 1996 acquisitions and consolidating redundant facilities.

         In the fourth quarter of 1997, the Company incurred costs totaling $5,584 for the Plan. As of December 31, 1997, approximately $2,700 of the costs incurred under the Plan had not yet been paid. As of June 30, 1998, approximately $200 remains accrued, this amount relates primarily to lease abandonment costs that will be paid over several future quarters.


6.       Acquisitions and Dispositions

         In June 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Superior Cable & Supply, Inc. ("Superior"). Superior is a specialty distributor of multimedia wire and cable products and has locations in Oklahoma, Arkansas, Louisiana and Texas. The purchase price consisted of $ 3,044 in cash and common stock. In addition, the Company assumed approximately $ 686 of Superior debt.

         In March 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Yankee Electronics Inc. ("Yankee") and Optical Fiber Components Inc. ("OFCI"). Yankee and OFCI are specialty distributors of multimedia wire and cable located in New Hampshire and Virginia, respectively. The purchase price for these acquisitions consisted of $3,800 in cash and common stock. In addition, the Company assumed approximately $255 of Yankee and OFCI debt.

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



6.       Acquisitions and Dispositions, continued

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

         In February 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Carolina Cable & Connector, Inc. ("Carolina Cable") of Raleigh, North Carolina. Carolina Cable is a specialist in the sale and distribution of wire and cable, fiber optics and computer network and connectivity products. Carolina Cable has locations in the Carolinas and Tennessee. The purchase price consisted of $3,500 in cash and common stock. In addition, the Company assumed approximately $3,500 of Carolina Cable indebtedness, which was paid in full at closing.

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


7.       Recent Accounting Pronouncements

         During the second quarter, the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will be effective for the Company's fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Based on the Company's current treasury operations, management does not anticipate that SFAS 133 will have a significant impact on its consolidated financial position, liquidity, and results of operations.

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)


8.       Supplemental Cash Flow Information

         The following summarizes non-cash investing and financing activitieS for the period noted. Non-cash activity related to acquisitions includes initial amounts estimated and any subsequent changes to those initial estimates.

                                                                              Six Months Ended June 30,
                                                                        --------------------------------------
                                                                              1998                 1997

          Acquisitions:
             Fair value of assets acquired                              $          12,008   $          12,812
              Acquisition liabilities and costs                                    (1,421)             (1,274)
              Liabilities assumed                                                  (4,252)             (6,527)
              Common stock issued                                                  (4,078)             (3,011)
                                                                         -----------------  ------------------
              Cash paid                                                             2,257               2,000
              Less:  cash acquired                                                   (105)               (235)
                                                                         -----------------  ------------------
              Net cash paid for acquisitions                             $          2,152   $           1,765
                                                                         =================  ==================

           Dispositions:
              Value of assets sold, net of transaction costs                                $             117
                                                                                            ==================
              Notes receivable accepted                                                     $             400
                                                                                            ==================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth selected income statement data of Anicom expressed as a percentage of net sales for the periods indicated:


                                                  For the Three               For the Six
                                                   Months Ended               Months Ended
                                                      June 30,                  June 30,
                                            -----------------------   ---------------------------
                                                 1998         1997          1998          1997
Income Statement Data:
  Net sales                                       100.0%      100.0%         100.0%        100.0%
  Cost of goods sold                               77.8        77.0           77.8          76.9
                                             -----------  ----------   ------------  ------------
  Gross profit                                     22.2        23.0           22.2          23.1
                                             -----------  ----------   ------------  ------------
  Operating expenses and other:
    Selling expenses                                9.1        10.2            9.1          10.5
    General and administrative expenses             8.6         9.4            8.6           9.4
  Operating income                                  4.5         3.3            4.6           3.3
  Interest (expense)                                (.4)        (.2)           (.3)          (.2)
  Interest income                                   ---          .2            ---            .2
                                            ------------  ----------   ------------  ------------
  Income before income taxes                        4.1         3.3            4.2           3.3
  Income taxes                                      1.7         1.3            1.7           1.2
                                            ------------  ----------   ------------  ------------
  Net income                                        2.5         2.1            2.5           2.0
   Less:  Dividend on preferred stock               ---         (.2)           ---           (.1)
                                            ------------  ----------   ------------  ------------
   Net income available
     to common shareholders                         2.5%        1.8%           2.5%          1.9%
                                            ============  ==========   ============  ============



------------------
Note:  Percentages may not sum due to rounding.



Results of Operations for the Three and Six Months Ended June 30, 1998 Compared to the Three and Six Months Ended June 30, 1997


Net sales for the second quarter of 1998 increased to a record $113.3 million, a 116% increase over net sales of $52.5 million in the second quarter of 1997. Net sales for the first six months of 1998 rose by 121% to a record $215.3 million when compared to net sales of $97.5 million for the first half of 1997. The significant increase is attributed to new customers, new products, expanded market penetration and increased volume with existing customers, all of which have resulted from the Company's acquisitions and internal growth.

Anicom's gross profit for the quarter ended June 30, 1998 increased by $13.1 million or approximately 109% to $25.2 million versus $12.1 million for the same period of 1997. For the first six months of 1998, gross profit increased to $47.9 million from $22.5 million in the first half of 1997, an increase of more than 112%. These increases resulted from Anicom's acquired sales volume and internal growth. As a percentage of net sales, gross profit for the three and six-month periods ended June 30 was 22.2% in 1998 compared to 23.0% in 1997. The gross margin improvements that resulted from the economic efficiencies created by Anicom's increased purchasing volume were offset by the impact of lower historical gross profit margins of certain of the Company's recent acquisitions. TW Communications Corp. ("TW"), which the Company acquired in December 1997, has historically had lower margin product offerings. Consequently, management anticipates that gross margins reported for the remainder of 1998 may reflect the results of this acquisition. Management believes that it will partially mitigate the impact of TW's historically lower gross margins by increasing the depth and breadth of product offerings maintained in stock at these locations and continuing to leverage our purchasing volume with vendors.

Selling expenses for the second quarter of 1998 improved from 10.2% of net sales in 1997 to 9.1% of net sales in 1998. For the first six months of 1998, selling expenses as a percentage of net sales were reduced to 9.1% from 10.5%, as the Company realized operating leverage resulting from its growth and acquisitions and conforming the selling incentive programs of acquired companies with those of Anicom. Selling expenses increased by $4.9 million and $9.4 million, respectively, for the three and six months ended June 30, 1998 in conjunction with the Company's increase in net sales and the increase in sales headcount that resulted from the Company's acquisitions in the second half of 1997 and the first half of 1998.

General and administrative expenses as a percentage of net sales, improved to 8.6% in the second quarter of 1998 from 9.4% in the second quarter of 1997. For the first six months of 1998, general and administrative expenses as a percentage of net sales were reduced to 8.6% from 9.4% in 1997. This change is attributed to increases in net sales outpacing required expenses for general and administrative costs as the Company further realized operating leverage from its acquisition-based integrated growth strategy. Benefits were also realized from the implementation of its reengineering plan in the fourth quarter of 1997. General and administrative expenses increased from $4.9 million and $9.6 million in the second quarter and first six months of 1997, respectively, to $9.7 million and $18.5 million, respectively, for the same periods in 1998. The Company's acquisitions in the last half of 1997 and the first half of 1998, resulted in an increase in general and administrative expenses.

In the second quarter of 1998, interest expense increased to $484,000 from $126,000 for the second quarter of 1997. For the six months ended June 30, 1998, interest expense rose by $129,000 to $713,000. This is primarily a result of the Company's increased borrowings against its revolving credit facility during the first half of 1998 to meet the increased working capital requirements associated with the sales growth experienced during this period, and to fund the cash consideration and debt payoff of acquired companies.

The provision for income taxes increased to $1.9 million in the second quarter of 1998 from $662,000 million in the second quarter of 1997. For the six months ended June 30, 1998, the provision for income taxes increased to $3.7 million from $1.2 million for the same period in 1997. The increase is a result of the increase in income before income taxes. For both the three and six months ended June 30, 1998, the provision for income taxes as a percentage of income before income taxes, increased to 40% from 38% when compared to the same periods in 1997. The increase is primarily attributable to the impact of non-deductible goodwill.

For the three months ended June 30, 1998, net income increased 160.2% to $2.8 million from the $1.1 million reported in 1997. For the six months ended June 30, 1998, net income increased 178.3% to $5.5 million from $2.0 million for the same period in 1997.

Basic earnings per share doubled to $.12 in the first quarter of 1998 and to $.24 in the first half of 1998 when compared to $.06 and $.12 earned during the same periods in 1997. Diluted earnings per share doubled to $.12 in the first quarter of 1998 when compared to $.06 earned in the first quarter of 1997 and increased 92% to $.23 during the first half of 1998 when compared to $.12 earned during the same period in 1997. These increases occurred while basic and diluted weighted average common shares outstanding increased approximately 48% and 49%, respectively.

Liquidity and Capital Resources

As of June 30, 1998, Anicom had working capital of approximately $93.9 million as compared to $67.5 million as of December 31, 1997. Effective in July, 1998, Anicom increased its unsecured revolving credit facility (the "Facility") from $50 million to $100 million. The Facility is with a syndicate of lenders and provides various interest rate options, determined from time to time, based upon the Company's leverage ratio, as defined, and either the agent's Domestic Rate less .50% to .25% or LIBOR plus .50% to 1.00%. The Facility expires in June, 2001 with extensions available through June, 2003. The Facility contains customary financial covenants, including minimum tangible net worth, current, interest coverage and debt to earnings ratios. At June 30, 1998, the amount outstanding under the Facility was $29.9 million.

Management believes that cash flows from operations and draws on the Facility will be sufficient to fund current operations, and its planned integrated growth strategy. The Company does not currently have any significant long-term capital requirements which it believes cannot be funded from the sources discussed above. However, in connection with its acquisition and integrated growth strategy, the Company's capital requirements may change based upon various factors, primarily related to the timing of acquisitions and the consideration to be used as purchase price. The Company continues to examine opportunities to raise funds through the issuance of additional equity or debt securities through private placements or public offerings and to increase its available lines of credit.

For the six months ended June 30, 1998, operating activities used $20.4 million of cash compared to $18.4 million used during the same period in 1997. A
significant   component  of  the  change  between  years  is  a  result  of  the classification of the Company's net marketable securities activity. This activity consists of investing funds raised in financing activities until their liquidation in connection with the Company's acquisition and integrated growth strategy. Excluding the impact of marketable securities, Anicom used $6.0 million of cash in operating activities during the six months ended June 30, 1997 compared with the use of $20.4 million during the same period in 1998. This increase resulted from the increase in sales. Operating cash flow was also used to fund acquisition-related activities, including expanding product offerings to accommodate acquired locations, funding business integration liabilities and working capital deficiencies of acquired companies. These investments in receivables and inventory were partially funded by an increase in accounts payable. Additional funding was provided by borrowings against the Facility.

Investing activities utilized approximately $3.3 million in the six months ended June 30, 1998. During the first half of 1998, Anicom completed the acquisitions of Yankee Electronics Inc., Optical Fiber Components Inc. and Superior Cable and Supply, Inc. Cash paid for these acquisitions accounted for the majority of cash used for investing activities. The remainder represented funds used to expand the Company's facilities to accommodate growth.

Cash flows from financing activities in the first six months of 1998 totaled $23.4 million compared to $22.5 million during the same period in 1997. During the first half of 1998 the Company drew against its revolving credit facility to meet the increased working capital requirements and acquisition activity as discussed above. The Company also repaid approximately $750,000 of debt assumed in acquisitions.

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

Recent Accounting Pronouncements

Reference is made to Note 7 of the Condensed Consolidated Financial Statements

PART II  -- OTHER INFORMATION

Item 2.           Changes in Securities

                  In June, 1998 the Company issued shares of the Company's common stock ("Common Stock") to Superior Cable & Supply, Inc. ("Superior") pursuant to an agreement dated June 30, 1998 (the "Agreement"), under which the Company purchased certain assets and assumed certain liabilities of Superior. Under the Agreement, the Company paid $2,524,798 of the purchase price in 200,000 shares of Common Stock. The shares issued pursuant to the Agreement were issued in reliance upon Section 4 (2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder, as a transaction by an issuer not involving any public offering. An appropriate legend was affixed to the share certificates issued to Superior.




Item 4.           Submission of Matters to a Vote of Security Holders


                  An Annual Meeting of Stockholders of the Company was held on May 20, 1998.

                  1. The stockholders voted to elect three Class III Directors to serve for three year terms expiring at the Annual Meeting of Stockholders in 2001, with the following vote:


Directors                   For          Against     Authority         Broker
                                                     Withheld        Non-Votes
--------------------    -------------    -------   ------------   --------------
Alan B. Anixter            18,671,093       -            -               -
William R. Anixter         18,671,093       -            -               -
Ira J. Kaufman             18,671,093       -            -               -


                  The following directors' terms of office continued after the meeting: Scott C. Anixter (term expiring in 1999), Carl E. Putnam (term expiring in 1999), Lee B. Stern (term expiring in
                  1999), Peter H. Huizenga (term expiring in 1999), Donald C. Welchko (term expiring in 2000), Michael Segal (term expiring in 2000), and Thomas J. Reiman (term expiring in 2000).



                  2.       The Stockholders also voted to  approve an  amendment
                           to   the    Company'     Restated    Certificate   of
                           Incorporation, with the following vote:


     For           Against       Authority        Abstentions       Broker
                                 Withheld                           Non-Votes
-------------   ------------  --------------    ---------------   -----------
  18,478,280       145,525           -                 -                 -

Item 4.           Submission of Matters to a Vote of Security Holders, continued


                  3. The stockholders also voted to approve an amendment to the Anicom, Inc. 1996 Stock Incentive Plan, with the following vote:


      For           Against       Authority        Abstentions       Broker
                                 Withheld                           Non-Votes
-------------   ------------  --------------    ---------------   -----------
  15,142,826     3,455,585           -                 -                 -


                  4. The Stockholders also voted to approve an amendment to the Amended and Restated Anicom, Inc. 1995 Directors Stock Option Plan with the following vote:

     For           Against       Authority        Abstentions       Broker
                                 Withheld                           Non-Votes
-------------   ------------  --------------    ---------------   -----------
  18,132,744       453,353            -                -                 -



                  5.       The   Stockholders  also  voted to  approve  the 1998
                           Associate Stock Purchase Plan with the following vote:


      For           Against      Authority        Abstentions       Broker
                                 Withheld                           Non-Votes
-------------   ------------  --------------    ---------------   -----------
  18,404,476       183,240             -                 -                 -




Item 6.           Exhibits and Reports on Form 8-K

      (a)  Exhibits.

           The following exhibits are filed with this report:

                Exhibit No.

                   10.1   Long Term Credit Agreement dated as of June 30, 1998
                   10.2   Short Term Credit Agreement dated as of June 30, 1998
                   27     Financial data schedule

      (b)       Reports on Form 8-K.

                   No reports were filed on Form 8-K during the second quarter of 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                ANICOM, INC.
                                                Registrant



Dated:   August 13, 1998                        By:  /S/ DONALD C. WELCHKO
                                                     ---------------------
                                                     Donald C. Welchko
                                                     Vice President and
                                                     Chief Financial Officer

                                  ANICOM, INC.
                                INDEX TO EXHIBITS





            Exhibit No.
            -----------

                10.1      Long Term Credit Agreement dated as of June 30, 1998
                10.2      Short Term Credit Agreement dated as of June 30, 1998
                27        Financial data schedule