Form 10-Q
period 1998-09-30
ANICOM INC
filed 1998-11-16
CIK 935802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998

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


The number of shares outstanding of the registrant's Common Stock, par value $.001 per share as of October 31, 1998: 25,026,855.

PART I.  --  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  ANICOM, INC.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except per share data)


                                                    September 30,   December 31,
                                                          1998          1997
                                                      (Unaudited)
                         ASSETS
   Current assets:
     Cash and cash equivalents                          $     60      $    687

     Accounts receivable, less allowance
       for doubtful accounts of
       $3,384 and  $2,442, respectively                  120,086        65,125
     Inventory, primarily finished goods                  94,779        57,099
     Other current assets                                  7,211         7,344
                                                        --------      --------
         Total current assets                            222,136       130,255

   Property and equipment, net                             8,652         5,771
   Goodwill, net of accumulated amortization
     of $3,103 and $1,605, respectively                  123,457        76,869
   Other assets                                            2,129         2,562
                                                        --------      --------
         Total assets                                   $356,374      $215,457
                                                        ========      ========















            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except per share data)


                                                    September 30,   December 31,
                                                         1998          1997
                                                      (Unaudited)

          LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                    $ 64,984      $ 47,740
     Accrued expenses and acquisition liabilities          14,990        13,246
     Long-term debt, current portion                        1,760         1,773
                                                         --------      --------
         Total current liabilities                         81,734        62,759

   Long-term debt, net of current portion                  86,025         6,267
   Other liabilities                                        4,423         2,282
                                                         --------      --------
         Total liabilities                                172,182        71,308
                                                         --------      --------

   Commitments and Contingencies
   Convertible  redeemable  preferred  stock,
     series B, par value  $.01 per share,
     liquidation value $1,000 per share;
     20 and 0 shares authorized,
     issued and outstanding, respectively                  20,000            __
   Stockholders' Equity:
     Common stock, par value $.001 per share;
       60,000 shares authorized,
       25,027 and 23,293 shares
       issued and outstanding, respectively                    17            15
     Preferred stock, undesignated,
       par value $.01 per share;
       953 and 973 shares authorized, respectively;
       no shares issued and outstanding                        __            __
     Additional paid-in capital                           155,367       140,743
     Retained earnings                                      8,783         3,391
     Cumulative translation adjustment                         25            __
                                                         --------      --------
         Total stockholders' equity
                                                          164,192       144,149
                                                         --------      --------
          Total liabilities and stockholders' equity     $356,374      $215,457
                                                         ========      ========



            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)

                                                      For the Three Months Ended  For the Nine Months Ended
                                                              September 30,             September 30,
                                                               (unaudited)               (unaudited)
                                                        -----------------------   -----------------------

                                                            1998         1997         1998         1997

   Net sales                                             $ 124,071    $  75,340    $ 339,420    $ 172,831
   Cost of sales                                            97,165       57,205      264,647      132,161
                                                         ---------    ---------    ---------    ---------
   Gross profit                                             26,906       18,135       74,773       40,670
                                                         ---------    ---------    ---------    ---------

   Operating expenses and other:
     Selling                                                11,311        8,024       30,861       18,213
     General and administrative                              9,607        6,951       28,123       16,098
      Acquisition integration charge (See Note 7)            5,158           __        5,158           __
                                                         ---------    ---------    ---------    ---------
         Total operating expenses and other                 26,076       14,975       64,142       34,311
                                                         ---------    ---------    ---------    ---------

   Income from operations                                      830        3,160       10,631        6,359
                                                         ---------    ---------    ---------    ---------

   Other income (expense):
     Interest income                                            14           45           60          214
     Interest expense                                         (790)        (245)      (1,503)        (440)
                                                         ---------    ---------    ---------    ---------
       Total other income (expense)                           (776)        (200)      (1,443)        (226)
                                                         ---------    ---------    ---------    ---------


   Income before income taxes                                   54        2,960        9,188        6,133

   Provision for income taxes                                  142        1,124        3,796        2,331
                                                         ---------    ---------    ---------    ---------

   Net income (loss) (See Note 7)                              (88)       1,836        5,392        3,802

   Less:  dividend on preferred stock                          (16)        (173)         (16)        (297)
                                                         ---------    ---------    ---------    ---------

   Net income (loss) available to common
    stockholders (See Note 7)                            $    (104)   $   1,663    $   5,376    $   3,505
                                                         =========    =========    =========    =========

Earnings per common share
  and share equivalent:
    Basic                                                $     __   $       .09    $     .23    $     .21
                                                         =========    =========    =========    =========
    Diluted                                              $     __   $       .09    $     .22    $     .21
                                                         =========    =========    =========    =========

Weighted average common shares
  and share equivalents outstanding:
    Basic                                                   23,760       17,647       23,669       16,417
                                                         =========    =========    =========    =========
    Diluted                                                 24,335       19,795       24,246       17,818
                                                         =========    =========    =========    =========

            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
                 Condensed Consolidated Statements of Cash Flows
                      (In thousands, except per share data)

                                                                For the Nine Months Ended
                                                                      September 30,
                                                                       (unaudited)
                                                             -----------------------------
                                                                  1998              1997
   Cash flows from operating activities:
       Net income                                             $   5,392         $   3,802

       Adjustments to reconcile net income to net cash
         provided  by (used in) operating activities:
            Depreciation                                          1,206             1,544
            Amortization                                          1,498               719
            Gain on sale of product line                             __              (483)
       Increase (decrease) in cash attributable to
         changes in assets and liabilities:
            Marketable securities                                    __             4,345
            Accounts receivable                                 (35,673)          (13,116)
            Inventory                                           (12,782)          (12,060)
            Other assets                                          1,296               (86)
            Accounts payable                                      7,568            15,622
            Accrued expenses                                     (5,643)           (3,319)
                                                              ---------         ---------
         Net cash used in operating activities                  (37,138)           (3,032)
                                                              ---------         ---------
   Cash flows from investing activities:
      Purchase of property and equipment                         (1,655)           (2,736)
      Cash paid for acquired companies                          (29,152)          (28,732)
      Other                                                          __               200
                                                              ---------         ---------
         Net cash used in investing activities                  (30,807)          (31,268)
                                                              ---------         ---------
   Cash flows from financing activities:
      Payment of long-term debt and assumed bank debt           (58,203)          (27,749)
      Proceeds from long-term debt                              125,521            36,824
      Proceeds from equity offerings, net of related costs           __            26,155
                                                              ---------         ---------
         Net cash provided by financing activities               67,318            35,230
                                                              ---------         ---------
   Net (decrease) increase in cash and cash equivalents            (627)              930
   Cash and cash equivalents, beginning of period                   687               195
                                                              ---------         ---------
   Cash and cash equivalents, end of period                   $      60         $   1,125
                                                              =========         =========




            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)


1.       Basis of Presentation and Accounting Policies

         The accompanying condensed consolidated unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Anicom, Inc. (the "Company" or "Anicom") as of September 30, 1998 and December 31, 1997, the results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. Reported interim results of operations are based, in part, on estimates that may be subject to year-end adjustment. In addition, these interim results of operations are not necessarily indicative of those expected for the year.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

         Certain   reclassifications  have  been  made  to  the  1997  financial statements to conform to the 1998 presentation.

         Foreign currency translation adjustments are generally excluded from the Condensed Consolidated Statement of Income and are included in cumulative translation adjustments in the Condensed Consolidated Balance Sheet. Gains and losses resulting from foreign currency transactions are included in Other income (expense).


2.       Nature of Business

         Anicom is a North American leader that specializes in the distribution of multimedia wiring products for the transmission of voice, video, data and power.

         The Company sells to a wide array of customers, including contractors, systems integrators, security/fire alarm companies, regional Bell operating companies, distributors, utilities, telecommunications and sound contractors, wireless specialists, construction companies, universities, governmental agencies and companies involved in the automotive, cable television, mining, marine, petro-chemical, paper and pulp and other natural resource industries. The Company's customers are principally located throughout North America.

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)


3.       Earnings Per Common Share

         The Company has adopted Financial Accounting Standards Board Statement of Financial Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), effective December 31, 1997. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The computation of basic earnings per common share is computed based on net income available to common stockholders divided by the weighted average common shares outstanding. The computation of diluted earnings per common share is based on net income divided by weighted average common shares and potentially dilutive securities such as stock options and warrants and further assumes the conversion of the Company's convertible preferred stock to common stock as of the date of issuance.

         Earnings per common share for the three and nine months ended September 30, 1997 have been restated to conform to SFAS No. 128.

         The following tables present a reconciliation of the numerators and denominators of basic and diluted earnings per share for the periods specified:

                                                            For the Three Months     For the Nine Months
                                                                    Ended                   Ended
                                                                 September 30,           September 30,

                                                               1998        1997        1998        1997

   Numerator:
      Net income (loss)                                     $    (88)*  $  1,836    $  5,392*   $  3,802
      Less: dividend on preferred stock                          (16)       (173)        (16)       (297)
                                                            --------    --------    --------    --------
      Net income (loss) available to common stockholders    $   (104)*  $  1,663    $  5,376*   $  3,505
                                                            ========    ========    ========    ========

   Denominator:
      Denominator for basic earnings per share - weighted
        average common shares outstanding                     23,760      17,647      23,669      16,417
      Plus:
        Effect of assumed conversion of
          convertible preferred stock                            137       1,591          47       1,010
        Effect of employee stock options and warrants            438         557         530         391
                                                            --------    --------    --------    --------
                                                              24,335      19,795      24,246      17,818
                                                            ========    ========    ========    ========
   Earnings per share:
      Basic                                                    $  __*   $    .09    $    .23*   $    .21
                                                            ========    ========    ========    ========

      Diluted                                                  $  __*   $    .09    $    .22*   $    .21
                                                            ========    ========    ========    ========


 * Amount includes the $5,158 one-time acquisition integration charge discussed in Note 7.

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)


4.       Long-Term Debt

         On November 6, 1998 the Company reached an agreement with its lenders to increase its $100,000 revolving credit facility (the "Facility") to $120,000 effective November 19, 1998. The Facility will provide for borrowings of up to $15,000 in currencies other than U.S. dollars. It also provides for various interest rate options, determined from time to time, based upon the Company's interest coverage and leverage ratios, as defined, and either the agent's Domestic Rate less .25% to .50% or LIBOR plus .5% to 1.0%. The Facility expires in June 2001 with extensions available at the Company's option through June 2003. The Facility contains customary financial covenants, including minimum tangible net worth, current, interest coverage and debt to earnings ratios.

         In connection with the acquisition of Texcan Cables Limited, Texcan Cables, Inc. and Texcan Cables International, Inc. (collectively referred to as "Texcan") described in Note 6, the Company entered into a new $35,000 term facility as of September 21, 1998, with a Canadian bank ("Canadian Bank Loan"). In consenting to the Canadian Bank Loan, the Company's U.S. lenders agreed that the Canadian Bank Loan would be treated as outstanding borrowings for purposes of the Facility. On November 5, 1998, the Canadian Bank Loan was acquired with proceeds from the Facility.


5.       Preferred Stock

         On September 21, 1998, in connection with the Texcan acquisition discussed in Note 6, the Company issued 20 shares of Series B convertible redeemable preferred stock, par value $.01 per share, which are convertible, in the aggregate, into an additional 1,404 shares of common stock (the "Series B Preferred Stock"). The Series B Preferred Stock, contains a liquidation preference of $1,000 per share and earns dividends at the rate of 3% of the liquidation preference per annum, payable semi-annually. Series B Preferred Stockholders are not entitled to any voting rights. The Series B Preferred Stock is redeemable at the holder's or the Company's option after 3 years from the date of issue for the liquidation preference value plus accrued and unpaid interest. Mandatory redemption occurs on the fifth anniversary from the date of issue. Conversion of the Series B Preferred Stock to common stock may occur at anytime, in whole or in part, at the option of the holder. The number of common shares to be issued upon conversion will be computed by dividing the liquidation preference for each share of Series B Preferred Stock by $14.25 ("Conversion Price"), rounded to the nearest whole share. In addition, mandatory conversion may occur based on the future trading price of the Company's common stock as follows:


                   Trading Price as a               Number of Series B
                      Percentage of                Preferred Shares to be
                    Conversion Price                     Converted*
                           130%                            6.667
                           160%                           13.333
                           190%                              20


         * Number of shares less shares previously converted.

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)


6.       Acquisitions

         In September 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Texcan. Headquartered in Vancouver, British Columbia, Texcan is a specialist in the distribution of wire, cable, fiber optics and connectivity products. Texcan has 13 locations throughout Canada and seven locations in the United States. The aggregate purchase price was approximately $56,900 and consisted of 1,404 shares of common stock; 20 shares of Series B Preferred Stock; and approximately $27,000 in cash. In addition, Anicom repaid approximately $12,000 of Texcan bank indebtedness upon closing.

         In June 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Superior Cable & Supply, Inc. ("Superior"). Superior is a specialty distributor of multimedia wire and cable products and has locations in Oklahoma, Arkansas, Louisiana and Texas. The purchase price consisted of $ 3,044 in cash and common stock. In addition, the Company assumed and repaid approximately $ 686 of bank indebtedness.

         In March 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Yankee Electronics Inc. ("Yankee") and Optical Fiber Components Inc. ("OFCI"). Yankee and OFCI are specialty distributors of multimedia wire and cable located in New Hampshire and Virginia, respectively. The purchase price for these acquisitions consisted of $3,800 in cash and common stock. In addition, the Company assumed approximately $255 of Yankee and OFCI debt that was paid at closing.

         In December 1997, the Company acquired TW Communication Corporation ("TW"). TW is a distributor of wire, cable, fiber optics and installation supplies predominantly to the telecommunications, data and cable television industries in the United States. The purchase price for this acquisition consisted of $16,000 in cash and common stock. In connection with the acquisition, the Company paid in full approximately $13,600 of TW bank indebtedness.

         In October 1997, the Company acquired certain assets and assumed certain liabilities of Zack-DataCom, the voice and data division of Zack Electronics, Inc. of San Jose, California, a leader in the sale and distribution of multimedia low voltage products. The purchase price was $4,700 payable in cash and common stock.

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

         All of the foregoing acquisitions have been recorded under the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated results of operations from the effective date of the acquisition. The purchase price is allocated to assets acquired and liabilities assumed based on the estimated fair market value on the date of the acquisition.

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)


6.       Acquisitions, continued

         The following pro forma condensed consolidated quarterly financial information assumes that significant acquisitions and the May 1997 and December 1997 issuance's of equity discussed in Notes 4 and 11, respectively in the 1997 Form 10-K, and borrowings under the Facility, discussed above, occurred on January 1, 1997. It further assumes that the equity transaction discussed in Note 11 of the 1997 Form 10-K resulted in the issuance of Common Stock, based on the conversion of the Series A Preferred Stock to Common Stock approximately four months after its issuance.

         The results do not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 1997 nor are they indicative of the results that may occur in the future.


                                                    Nine Months Ended
                                                       September 30,
                                                      1998       1997

     Net sales                                     $410,623   $363,535
                                                   ========   ========

     Operating income                              $ 13,182*  $ 12,362
                                                   ========   ========

     Net income                                    $  6,531*  $  6,531
                                                   ========   ========

     Net income available to common stockholders   $  6,081*  $  7,286
                                                   ========   ========

     Earnings per common share:
          Basic                                    $    .25*  $    .32
                                                   ========   ========
          Diluted                                  $    .24*  $    .32
                                                   ========   ========

     Weighted average common shares outstanding:
          Basic                                      24,765     22,845
                                                   ========   ========

          Diluted                                    26,734     22,845
                                                   ========   ========

          * Amount includes the $5,158 one-time acquisition integration charge discussed in Note 7.

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)



7.       Acquisition Integration Charge

         The Company incurred a one-time acquisition integration charge during the third quarter of 1998 of approximately $5,158. This charge includes $2,800 for settlement of real estate obligations, the write-off of leasehold improvements, and facility relocation costs; $1,350 one-time acquisition incentive bonuses; and $1,008 related to severance and other costs.

         As of September 30, 1998, approximately $1,400 has been paid; the remainder is accrued. The majority of the accrual remaining relates to lease abandonment costs that are expected to be paid over the next several quarters. All other amounts will be paid within the next few months.


8.       Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement, effective for the Company's year ending December 31, 1998, requires the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt the provisions of SFAS 130 in the fourth quarter of 1998.

         In June  1997,  the  FASB  issued  Statement  of  Financial  Accounting
         Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies are to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Based on the Company's current operations, management does not anticipate any additional disclosure being required by SFAS 131.

         In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans, and will govern the Company's disclosures related to its benefit plans beginning with our December 31, 1998 annual financial statements.

         During the second quarter of 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will be effective for the Company's fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Management is currently assessing the impact of SFAS 133.

                                  ANICOM, INC.
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)


9.   Supplemental Cash Flow Information

     The following summarizes non-cash investing and financing activities for the period noted. Non-cash activity related to acquisitions includes initial amounts estimated and any subsequent changes to those initial estimates.

                                                            Nine Months Ended
                                                              September 30,
                                                        ----------------------
                                                            1998        1997
     Acquisitions:
        Fair value of assets acquired                    $ 84,875    $ 54,113
        Acquisition liabilities and costs                  (4,779)     (4,274)
        Liabilities assumed                               (16,117)    (15,781)
        Convertible preferred stock issued                (20,000)         -
        Common stock issued                               (14,722)     (5,058)
                                                         --------    --------
        Cash paid                                          29,257      29,000
        Less:  cash acquired                                 (105)       (268)
                                                         --------    --------
        Net cash paid for acquisitions                   $ 29,152    $ 28,732
                                                         ========    ========
     Dispositions:
        Value of assets sold, net of transaction costs               $    117
                                                                     ========

        Notes receivable accepted                                    $    400
                                                                     ========

     Convertible Preferred Stock:
        Conversion to common stock                                   $ 27,000
                                                                     ========

        Payment of convertible preferred
          dividends in common stock                                  $    297
                                                                     ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth selected income statement data of Anicom expressed as a percentage of net sales for the periods indicated:


                                              For the Three        For the Nine
                                              Months Ended        Months Ended
                                              September 30,       September 30,
                                            ---------------     ---------------
                                             1998      1997      1998      1997
Income Statement Data:
  Net sales                                 100.0%    100.0%    100.0%    100.0%
  Cost of goods sold                         78.3      75.9      78.0      76.5
                                            -----     -----     -----     -----
  Gross profit                               21.7      24.1      22.0      23.5
                                            -----     -----     -----     -----
  Operating expenses and other:
    Selling expenses                          9.1      10.7       9.1      10.5
    General and administrative expenses       7.7       9.2       8.3       9.3
    Acquisition integration charge            4.2        --       1.5        --
                                            -----     -----     -----     -----
  Operating income                             .7       4.2       3.1       3.7
  Interest (expense)                          (.6)      (.3)      (.4)      (.3)
  Interest income                              --        .1        --        .1
                                            -----     -----     -----     -----
  Income before income taxes                   --       3.9       2.7       3.5
  Income taxes                                 .1       1.5       1.1       1.3
                                            -----     -----     -----     -----
  Net income (loss)                           (.1)      2.4       1.6       2.2
  Less: Dividend on preferred stock            --       (.2)       --       (.2)
                                            -----     -----     -----     -----
  Net income (loss) available to
    common shareholders                       (.1)%     2.2%      1.6%      2.0%
                                            =====     =====     =====     =====

-----------------
Note:  Percentages may not sum due to rounding.


Results of Operations for the Three and Nine Months Ended September 30, 1998 Compared to the Three and Nine Months Ended September 30, 1997

Net sales for the third quarter of 1998 increased to a record $124.1 million, a 65% increase over net sales of $75.3 million in the third quarter of 1997. Net sales for the first nine months of 1998 rose by 96% to a record $339.4 million when compared to net sales of $173 million for the first nine months of 1997. The significant increase occurred despite the impact of hurricanes Bonnie, Earl and Georges on Anicom's 21 locations in the Southeast. This increase is attributed to new customers, new products, expanded market penetration and increased volume with existing customers, all of which have resulted from the Company's acquisitions and internal growth.

Results of Operations for the Three and Nine Months Ended September 30, 1998 Compared to the Three and Nine Months Ended September 30, 1997, continued

Anicom's gross profit for the quarter ended September 30, 1998 increased by $8.8 million or approximately 48.4% to $26.9 million versus $18.1 million for the same period of 1997. For the first nine months of 1998, gross profit increased to $74.8 million from $40.7 million during the first nine months of 1997, an increase of 84%. These increases resulted from Anicom's acquired sales volume and internal growth.

As a percentage of net sales, gross profit for the three and nine month periods ended September 30 declined from approximately 24.1% and 23.5%, respectively, in 1997 to approximately 21.7% and 22.0%, respectively, in 1998. The gross margin improvements that resulted from the economic efficiencies created by Anicom's increased purchasing volume were offset by the impact of lower historical gross profit margins of certain of the Company's recent acquisitions which have historically had lower margin product offerings. Consequently, management anticipates that gross margins reported for the remainder of 1998 will continue to reflect the results of these acquisitions. Management believes that it will partially mitigate the impact of these historically lower gross margins by increasing the depth and breadth of product offerings maintained in stock at these locations and by continuing to leverage our purchasing volume with vendors.

Selling expenses for the third quarter improved from 10.7% of net sales in 1997 to 9.1% of net sales in 1998. For the first nine months of 1998, selling expenses as a percentage of net sales were reduced to 9.1% from 10.5% for the same period in 1997, as the Company began to realize operating leverage resulting from its growth and acquisitions and conforming the selling incentive programs of acquired companies with those of Anicom. Selling expenses increased by $3.3 million and $12.6 million, respectively, for the three and nine months ended September 30, 1998 in conjunction with the Company's increase in net sales and the increase in sales headcount that resulted from the Company's acquisitions in the fourth quarter of 1997 and the first nine months of 1998.

General and administrative expenses increased from $7.0 million and $16.1 million in the third quarter and first nine months of 1997, respectively, to $9.6 million and $28.1 million, respectively, for the same periods in 1998. The Company's acquisitions in the fourth quarter of 1997 and the first nine months of 1998, led to these increases. As a percentage of net sales, general and administrative expenses improved to 7.7% in the third quarter of 1998 from 9.2% in the third quarter of 1997. For the first nine months of 1998, general and administrative expenses as a percentage of net sales were reduced to 8.3% from 9.3% in 1997. This change is attributed to increases in net sales outpacing required expenses for general and administrative costs as the Company further realized operating leverage from its acquisition-based integrated growth strategy.

The Company incurred a one-time acquisition integration charge during the third quarter of approximately $5.2 million. This charge includes $2.8 million for settlement of real estate obligations, the write-off of leasehold improvements, and facility relocation costs; $1.4 million for one-time acquisition incentive bonuses; and $1.0 million related to severance and other costs.

Results of Operations for the Three and Nine Months Ended September 30, 1998 Compared to the Three and Nine Months Ended September 30, 1997, continued

In the third quarter of 1998, interest expense increased to $790,000 from $245,000 for the third quarter of 1997. For the nine months ended September 30, 1998, interest expense rose to $1.5 million from $440,000 for the same period in 1997. This is primarily a result of the Company's increased borrowings under the Facility during the first nine months of 1998 to fund the cash consideration and debt payoff of acquired companies and to meet the increased working capital requirements associated with the sales growth experienced during this period.

For the three months ended September 30, 1998, the provision for income taxes as a percentage of income before income taxes, increased when compared to the same period in 1997. The increase is primarily attributable to the impact of non-deductible meals and entertainment expenses and non-deductible goodwill amortization on a lower income before tax amount. For the nine months ended September 30, 1998, the provision for income taxes as a percentage of income before income taxes, increased to 41% from 38% for the same period in 1997. The increase is primarily attributable to the impact of non-deductible goodwill related to certain acquisitions.

The following reported results for the three and nine months ended September 30, 1998 were despite the impact of hurricanes Bonnie, Earl and Georges in the third quarter of 1998 on Anicom's 21 locations in the Southeast. Net Income for the three months ended September 30, 1998, exclusive of the $5.2 million acquisition integration charge, increased 87% to an all time high of $3.1 million, compared to $1.7 million in the third quarter of 1997. For the three months ended September 30, 1998, exclusive of the acquisition integration charge, basic and diluted earnings per common share increased by more than 44% to $.13 per share, up from $.09 per share for the same period in 1997. These increases were reported despite an increase in diluted weighted average shares of approximately 23% from the same period in 1997. For the nine months ended September 30, 1998, net income available to common stockholders, exclusive of the acquisition integration charge, increased 145.1% to $8.6 million, up from $3.5 million reported for same period in 1997. Net income, exclusive of the acquisition integration charge, increased 126.4% to $8.6 million for the nine months ended September 30, 1998 from $3.8 million for the same period in 1997.


Liquidity and Capital Resources

Management believes that cash flows from operations and borrowings under the Facility will be sufficient to fund current operations, and its planned integrated growth strategy. The Company does not currently have any significant long-term capital requirements that it believes cannot be funded from the sources discussed below. However, in connection with its acquisition and integrated growth strategy, the Company's capital requirements may change based upon various factors, primarily related to the timing of acquisitions and the consideration to be used as purchase price. The Company continues to examine opportunities to raise funds through the issuance of additional equity or debt securities through private placements or public offerings and to increase its available lines of credit.

On November 6, 1998 the Company reached an agreement with its lenders to increase the Facility from $100 million to $120 million effective November 19, 1998. The Facility will provide for borrowings of up to $15 million in currencies other than U.S. dollars. It also provides for various interest rate options, determined from time to time, based upon the Company's interest coverage and leverage ratios, as defined, and either the agent's Domestic Rate less .25% to .50% or LIBOR plus .5% to 1.0%. The Facility expires in June 2001 with extensions available at the Company's option through June 2003. The Facility contains customary financial covenants, including minimum tangible net worth, current, interest coverage and debt to earnings ratios.

In connection with the acquisition of Texcan, the Company entered into a new $35 million term facility as of September 21, 1998, with a Canadian bank ("Canadian Bank Loan"). In consenting to the Canadian Bank Loan, the Company's U.S. lenders agreed that the Canadian Bank Loan would be treated as outstanding borrowings for purposes of the Facility. On November 5, 1998, the Canadian Bank Loan was acquired with proceeds from the Facility.

As of September 30, 1998, Anicom had working capital of approximately $140 million as compared to $67.5 million as of December 31, 1997. At September 30, 1998, amounts outstanding under the Facility and the Canadian Bank Loan were approximately $88.0 million.

For the nine months ended September 30, 1998, operating activities used $37.1 million of cash compared to $3.0 million used during the same period in 1997. This increase has resulted from the increase in sales and the investment in receivables attributable to contractor business. Operating cash flow was also used to fund acquisition-related activities, including expanding product offerings to accommodate acquired locations, funding business integration liabilities and working capital deficiencies of acquired companies. The Company's investments in receivables and inventory were primarily funded by borrowings under the Facility.

Investing activities utilized approximately $30.8 million in the nine months ended September 30, 1998. During the first nine months of 1998, Anicom completed the acquisitions of Texcan, Yankee, OFCI and Superior. Cash paid for these acquisitions accounted for the majority of cash used for investing activities.

Cash flows from financing activities in the first nine months of 1998 totaled $67.3 million compared to $35.2 million during the same period in 1997. During the first nine months of 1998 the Company borrowed under the Facility to fund increased working capital requirements and acquisition activity. The Company also repaid approximately $13 million of debt assumed in acquisitions.

Year 2000 Readiness and Related Risks

The Year 2000 issue is the result of computer programs being unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. A task force has been established by the Company that includes information systems, accounting and legal personnel of the Company to assess the Company's state of readiness and to implement an action plan to correct any deficiencies of the Company. To date, the Company has identified the following areas to assess as to Year 2000 readiness: (1) distribution and financial information systems, (2) vendor, third-party relationships and customers, and (3) physical facility systems. For each of these areas, the Company has established the following procedures to assess its Year 2000 readiness: (a) identifying systems potentially susceptible to Year 2000 compliance issues, (b) developing and implementing corrective actions and
(c) testing to ensure compliance. Management believes that the Company is devoting the necessary resources to identify and resolve any significant Year 2000 issues in a timely manner.

DISTRIBUTION AND FINANCIAL INFORMATION SYSTEMS: As part of its integrated growth strategy, Anicom completed the implementation of a new information technology system in the fourth quarter of 1997. This customized information technology system builds upon the strengths inherent in Anicom's previous system while allowing for the reengineering of certain business processes that were necessary to accommodate the explosive growth Anicom has experienced. The new information system integrates sales, inventory control and purchasing, warehouse management, financial control and internal communications while providing real-time monitoring of inventory levels, shipping status and other key operational and financial benchmarks at all of Anicom's sales and distribution locations. In implementing this new system, management received written confirmation from vendors that the enterprise system software, hardware and network operating systems included in this information system are Year 2000 compliant.

Total costs incurred to purchase the necessary hardware, software, licenses, consulting services and training associated with the installation, modification and implementation of the new system were approximately $3.6 million. Of this amount, approximately $2.7 million was expensed with the remainder being capitalized and depreciated over future periods. The Company does not anticipate incurring any material additional costs with respect to Year 2000 readiness of this information technology system.

Since implementing the Company's new information technology system, the Company has completed certain acquisitions that are in various stages of conversion to the Company's current system. Management estimates that, with the exception of Texcan, which was acquired in September 1998, all operations will be converted to the Company's new information technology system no later than the first quarter of 1999. Management believes the portion of the costs for this conversion related to Year 2000 readiness is not material.

Texcan's financial and distribution systems are currently in the process of being upgraded to become Year 2000 compliant and management estimates this will be completed during the first quarter of 1999 at a cost of $30,000 to $50,000. Texcan's systems will be converted to the Company's new information technology system subsequent to the first quarter of 1999.

SUPPLIERS, THIRD-PARTY RELATIONSHIPS AND CUSTOMERS: The Company relies on third party suppliers for inventory, utilities, transportation and other key supplies and services. Interruption of supplier operations due to Year 2000 issues could adversely affect the Company's operations. The Company's payroll outsourcing service has confirmed that the systems used to process the Company's payroll are year 2000 compliant. The Company has begun evaluating the Year 2000 readiness of its other suppliers through a survey distributed in the fourth quarter of 1998. Responses will be evaluated and second requests will be mailed for non-responses. Unsatisfactory responses or non-responses from critical suppliers will be evaluated on a case by case basis in an attempt to mitigate risk to the Company. These activities are intended to provide a reasonable means of managing risk, but cannot eliminate the potential for disruption due to third-party failure.

The Company does not currently have any formal information concerning the Year 2000 readiness of its customers, and given the breadth and diversity of its customer base, the Company is assessing whether a formal inquiry of its customers is warranted. The Company believes that the impact of isolated occurrences resulting from any of its customers failing to be Year 2000 compliant would not be materially adverse to the Company. However, widespread interruptions to customers serviced by the Company could result in reduced sales, increased inventory or receivable levels and cash flow reductions.

The Company has not incurred, and does not believe it will incur, material costs related to any inquiry as to the Year 2000 readiness of its suppliers, other third party relationships and customers.

PHYSICAL FACILITY SYSTEMS: The Company is continuing to evaluate the Year 2000 readiness of its physical facility systems, such as phone systems, power, security systems, heating, ventilation and air conditioning systems, etc. The Company expects to complete the assessment phase of its physical facility systems during the first quarter of 1999 with remedial action planned for the second and third quarter of 1999.

While the Company and many other Companies believe their efforts to address the Year 2000 issues will be successful in avoiding any material adverse effect on the Company's results of operations or financial condition, it recognizes that a most reasonably likely worst case Year 2000 scenario would involve the failure of a third party or a component of the infrastructure, including national banking systems, electrical power, transportation facilities, communication systems and governmental activities, to conduct their respective operations after 1999 such that the Company's ability to obtain and distribute its products and services would be limited for a period of time. If this were to occur, it would likely cause temporary financial losses and an inability to provide products and services to customers, and there may be no practical alternative to some of these resources available to the Company.

The foregoing assessment of the impact of the Year 2000 issue on the Company is based on management's estimates at the present time. The assessment is based upon numerous assumptions as to future events. There can be no assurance that these estimates and assumptions will provide accurate, and the actual results could differ materially. To the extent that Year 2000 issues cause significant delays in sales, increased inventory or receivable levels or cash flow reductions, the Company's results of operations and financial condition could be materially adversely affected.

Forward Looking Statements

In  compliance  with  the  Safe  Harbor  Provision  of  the  Private  Securities
Litigation Reform Act of 1995, the Company notes the statements contained in this quarterly report that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties more fully described in Anicom's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in Anicom's Resale Prospectus dated August 21, 1998, in Anicom's Annual Report on Form 10-K for the year ended December 31, 1997, and in this quarterly report. Whenever possible, the Company has identified these forward looking statements by words such as "believe," "feel," "anticipate," "expect" and similar expressions used in this quarterly report as they relate to Anicom or its management. Anicom wishes to caution readers of this quarterly report that these risks and uncertainties could cause Anicom's actual results in 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Anicom. These risks and uncertainties include, without limitation, general economic and business conditions affecting the industries of Anicom's customers in existing and new geographical markets, competition from national and regional distributors, the availability of sufficient capital, Anicom's ability to identify the right product mix and to maintain sufficient inventory to meet customer demand, Anicom's ability to operate effectively in geographical areas in which it has no prior experience, political, economic and other factors affecting Canada, the exchange rate between Canadian and U.S. currencies and the factors described above under the caption "Year 2000 Readiness and Related Risks."

Recent Accounting Pronouncements

Reference is made to Note 8 of the Consolidated Condensed Financial Statements.

PART II  -- OTHER INFORMATION

Item 2.           Changes in Securities

                  Pursuant to an Asset Purchase Agreement dated September 21, 1998 (the "Agreement"), the Company purchased certain assets and assumed certain liabilities of Texcan Cables Limited, Texcan Cables Inc., and Texcan Cables International, Inc. As part of the purchase price, under the Agreement, the Company issued 1,403,509 shares of common stock to Texcan Cables Limited and 20,000 shares of Series B Convertible Redeemable Preferred Stock to Texcan Cables Inc., which are convertible into another 1,403,509 shares of common stock. The shares issued pursuant to the Agreement were issued in reliance upon
                  Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder, as a transaction by an issuer not involving any public offering. An appropriate legend was affixed to each of the share certificates issued.

                  Conversion of the Series B Preferred Stock to common stock may occur at anytime, in whole or in part, at the option of the holder. The number of common shares to be issued upon conversion will be computed by dividing the liquidation preference for each share of Series B Preferred Stock by $14.25 ("Conversion Price"), rounded to the nearest whole share. In addition, mandatory conversion may occur based on the future trading price of the Company's common stock as follows:


                        Trading Price as a               Number of Series B
                           Percentage of                Preferred Shares to be
                         Conversion Price                    Converted*
                                130%                            6,667
                                160%                           13,333
                                190%                           20,000


                        * Number of shares less shares previously converted.


Item 6.        Exhibits and Reports on Form 8-K

(a)        Exhibits.

           The following exhibits are filed with this report:

              Exhibit No.
              -----------

              2.1*    Asset Purchase Agreement by and among Anicom, Inc., Anicom
                      Multimedia  Wiring  Systems  Incorporated,  Texcan  Cables
                      Inc., Texcan Cables International, Inc., and Texcan Cables
                      Limited, dated as of September 21, 1998.
              3       Amended and Restated Certificate of Incorporation
              4.1*    Certificate of  Designations,  Preferences and  Rights  of
                      Series B convertible preferred stock of Anicom, Inc.
              4.2*    Registration Rights Agreement by and between Anicom, Inc.,
                      Texcan  Cables  Inc. and  Texcan  Cables   Limited,  dated
                      September 21, 1998.
              10      Term Credit Agreement,  dated  as  of September  21, 1998, between Anicom Multimedia Wiring Systems Incorporated  and
                      Bank of Montreal.
              27      Financial data schedule

           * Incorporated by reference to Form 8-K filed on September 29, 1998.

(b)        Reports on Form 8-K.

           The following reports were filed on Form 8-K during the third quarter of 1998:

           Form 8-K,  dated  September 22, 1998 (Press  Release)
           Form 8-K, dated September 29, 1998 (Acquisition of Texcan Cables)

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      ANICOM, INC.
                                      --------------------------------------
                                      Registrant



Dated: November 16, 1998              By:/S/ DONALD C. WELCHKO
                                         -----------------------------------
                                      Donald C. Welchko
                                      Vice President and Chief Financial Officer

                                  ANICOM, INC.
                                INDEX TO EXHIBITS



           Exhibit No.
           -----------


           2.1*       Asset Purchase Agreement by and among Anicom, Inc., Anicom
                      Multimedia  Wiring  Systems  Incorporated,  Texcan  Cables
                      Inc., Texcan Cables International, Inc., and Texcan Cables
                      Limited, dated as of September 21, 1998.
           3          Amended and Restated Certificate of Incorporation
           4.1*       Certificate of Designations,  Preferences  and  Rights  of
                      Series B convertible preferred stock of Anicom, Inc.
           4.2 *      Registration Rights Agreement by and between Anicom, Inc.,
                      Texcan  Cables  Inc.  and  Texcan  Cables  Limited,  dated
                      September 21, 1998.
           10         Term Credit Agreement,  dated  as  of September  21, 1998, between Anicom Multimedia Wiring Systems Incorporated  and
                      Bank of Montreal.
           27         Financial data schedule