Form 10-K
period 1998-12-31
ANICOM INC
filed 1999-03-31
CIK 935802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

                        Preferred Stock Purchase Rights
                                (Title of Class)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant (for the purpose of this calculation only, the registrant's directors and executive officers are deemed affiliates), based on the closing price of the registrant's Common Stock on March 9, 1999: $156,452,270.

The number of shares outstanding of the registrant's Common Stock as of March 9, 1999: 25,120,202.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the issuer's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 1999 are incorporated by reference into Part III of this report.

                                     PART I

         ITEM 1.  DESCRIPTION OF BUSINESS
General
         Anicom, Inc. ("Anicom" or the "Company") is a North American leader in the sale and distribution of multimedia technology products consisting of communications related wire, cable, fiber optics and computer network and connectivity components. Anicom provides products that "interconnect the Internet" serving as a vital link to the ever-growing global communications industry. The Company operates in a single business and geographic segment. The products offered by Anicom generally fall into four categories: (i) voice and data communications and fiber optics, (ii) sound, security, fire, alarm and energy management systems, (iii) electronic cable, and (iv) industrial cable, wiring and assemblies for automation, computers and robotics. The fastest growing products for the Company are in voice and data communications and fiber optics, including an assortment of transmission media (copper and fiber optic cable), components (blocks, brackets, jacks, patch cords, patch panels, connectors and stackable hubs), related hardware and cable assemblies. Since its initial public offering in February 1995, the Company has grown from seven to more than 75 locations across North America through internal growth and the successful completion of 16 acquisitions.

The Company has assembled an experienced management team that collectively has more than 200 years of experience in the sale and distribution of multimedia technology products. The Company's Chairman of the Board, Alan B. Anixter, and Board member William R. Anixter, were the co-founders of Anixter Bros., Inc., ("Anixter Bros.") an international specialist in the distribution of wire, cable and related products. Alan B. Anixter served as the Chairman and Chief Executive Officer of Anixter Bros., until 1986 and Chairman until 1988. During his career at Anixter Bros., that company consummated more than forty corporate acquisitions and by 1988, had grown to over $1.0 billion in annual net sales. In addition, Anicom's Chairman and Chief Executive Officer, Scott C. Anixter, previously was a director of Anixter Bros. while the Company's President, Carl
E. Putnam, previously was a Regional Vice President of Anixter Bros. The Company believes that the extensive industry experience of its management team and sales personnel has enabled it to establish and maintain strong relationships with major vendors and customers and that such experience will continue to serve as a valuable asset in the implementation of Anicom's integrated growth strategy.

Background

         Several of the industries serviced by Anicom have experienced significant growth in recent years, and management expects this growth to continue at a rapid pace. As these industries continue to evolve, management believes that the demand for products offered by the Company will also continue to grow. Virtually every commercial, industrial and residential enterprise is a potential customer. By focusing on distribution, management believes it can readily respond to the changing demands of the industries it serves and it is not reliant upon the success of a particular product or product category. Many of the products distributed by the Company are components utilized by contractors and end-users in the installation or upgrading of highly technical communications and power systems. As such, the Company's products often are subject to strict technical specifications. The degree to which products adhere to these technical specifications, such as class of cable or specific connector impedance specifications, is a significant factor in differentiating among products. Accordingly, distributors primarily distinguish themselves by the depth and breadth of products offered and their knowledge of these products. Anicom's sales personnel, who average approximately ten years of experience in the sale and distribution of multimedia technology products, work with Anicom's customers and vendors to match products to the technical specifications supplied by its customers. Management believes that this level of service is important in attracting and retaining customers as well as distinguishing itself as a provider of products, service and value.

         The growing market for the distribution of multimedia technology components, such as related wire, cable, fiber optics and computer network and connectivity products is highly fragmented, with few companies maintaining greater than $100 million in annual net sales.

Products and Services

         Voice and Data Communications and Fiber Optics
         The fastest growing products for Anicom are in voice and data communications and fiber optics. Management estimates that less than 25% of the voice and data transmission systems currently in existence utilize fiber optic cable and related connectivity products. Management believes that the replacement of existing cable with fiber optic cable represents a significant opportunity for the Company. Anicom sells single, duplex and multifiber cables for internal and external data communication use in the computer network, computer interconnect, Internet access and building automation and safety markets.

         A large number of leading telecommunications, computer, computer software and entertainment companies have committed significant resources to developing plans for the delivery of communications services which are expected to increase the use of protocols including Ethernet(R) and Fast Ethernet(R) networks, as well as asynchronous transfer mode ("ATM") technology. New systems and technology such as these involve the use of fiber optic cable, copper cable or wires manufactured to specifications. At the same time, the proliferation of the World Wide Web on the Internet, personal computers and advances in networking technology have resulted in increased demand for interconnected local area network ("LAN") and wide area network ("WAN") systems that utilize the products offered by Anicom. The growth of these types of networks has resulted in a separate purchasing process for electronic data transmission cable and components utilized in these networks. Anicom coordinates with end-users, systems integrators and network cable manufacturers in determining specifications of the cable and connectivity products required for a particular network.

         In January 1999, Anicom became the exclusive distributor for NetWolves, and their FoxBox product which offers a simple, more cost-effective communication solution using only one device to access the Internet for the flow of e-commerce over the World Wide Web.


         Sound, Security, Fire, Alarm and Energy Management Systems

         The demand for the multimedia technogy products offered by Anicom for use in these types of systems has increased in recent years as a result of technological advances in commercial building automation, greater concern regarding the safety features of commercial buildings and the increased demand for residential security systems. These products include many of the same components used in voice and data communication. Anicom sells these products to low voltage contractors, OEMs and commercial end-users. Growth in this market generally is regarded as the result of increased concern about crime, as well as the result of technological advances that have allowed manufacturers to improve reliability and features while lowering the installed costs of such systems. Similarly, publicly and privately owned buildings, such as office buildings, stadiums, hospitals and correctional facilities, also continue to use more sophisticated computer, security, communications and sound systems that incorporate the types of multimedia technology products offered by Anicom. The systems used by contractors and systems integrators in these types of facilities not only offer greater building automation and more sophisticated communication systems but also are designed to meet the increasingly stringent safety requirements imposed by local and national building codes.

         Electronic and Industrial Cable
         Anicom offers wire and cable products for use in a wide variety of electrical and electronic systems. Anicom sells these products to contractors, end-users, systems integrators and original equipment manufacturers ("OEMs"). The wire and cable products are used in the manufacturing of electrical and electronic equipment, as well as the replacement of wire and cable in existing systems. Anicom also sells and distributes wire and cable products for industrial use in the automotive, mining, marine, petro-chemical, paper and pulp and other natural resource industries. These products include portable cords, power cables, control and instrumentation cables, mining and welding cables, armored and high voltage cables and building wire.

Integrated Growth Strategy
         Anicom has implemented an integrated growth strategy focusing on increasing revenue through (i) acquisitions and internal growth into targeted regional markets with an expanded customer base and complimentary products, (ii) expanding product offerings, improving market share and providing superior customer service, and (iii) continuing to improve profitability in existing and acquired operations through the implementation of financial and operational controls.

         Generally, Anicom seeks to acquire established, high-quality companies in targeted regional markets. Anicom generally attempts to retain the management and sales associates of the acquired company while seeking to increase its net sales through the availability of a greater selection and depth of inventory. Anicom seeks to improve its profitability by achieving economies of scale and through the use of the Company's integrated inventory and information systems. Anicom believes that management's industry experience and Anicom's inventory and information systems make it an attractive acquirer, particularly for those companies whose owners desire to remain involved in day-to-day operations.

Sales and Marketing
                  Anicom is committed to making it easier and more cost effective for its customers to acquire wire, cable, fiber optics and computer network and connectivity products. Anicom has established strong customer relationships through an extensive and experienced sales and marketing force of approximately 550 people operating throughout North America. Anicom is engaged in e-commerce and currently has a program in development called'A-trade' to further amplify Anicom's sales on the Internet.

         Anicom has created seven territories, each of which is managed by a General Manager. The General Managers have an average of approximately 15 years of experience in the sale and distribution of multimedia technology products. Each General Manager is responsible for the management of short-term and long-term sales and marketing efforts in their respective territory. In addition, the General Managers are supported by a network of ten Regional Managers who have an average of approximately ten years experience in the industry.

         The sales and marketing force is responsible for establishing and maintaining long-term relationships with customers and industry referral sources, soliciting new business from prospective customers and responding to incoming inquiries and orders. Anicom monitors customer satisfaction through internal controls and regular interaction with its customers.

         In addition to providing multimedia technology products to customers on a timely basis, Anicom provides value-added, specialized services to its customers, including cutting and re-spooling services, technical support, training, seminars and cable assemblies, in response to specific customer requests. Anicom also has the ability to procure selected specialty items not readily available to customers or all of its competitors, and, through its experienced sales personnel, Anicom is able to offer its customers technical assistance and support in the selection of appropriate products. Each significant product category has a dedicated product manager who is responsible for obtaining the latest information on product offerings and distributing the information throughout the sales force. In addition, certain of Anicom's more experienced sales personnel have developed extensive knowledge in specific product categories (e.g., fiber optics). Anicom's sales personnel are trained to seek out assistance from those particular product managers or salespersons who have developed this degree of knowledge. Management believes that Anicom more aggressively seeks to capitalize on this expertise and experience than other national and regional distributors of multimedia technology products with which it competes.

         Anicom identifies potential customers through telemarketing efforts, responses to direct marketing materials, periodic advertisements in trade journals, industry trade shows and inquiries to its internet web site. Anicom also receives numerous referrals from customers and vendors. Anicom periodically provides product and service information by distributing promotional literature and product catalogs to existing and potential customers. Sales and marketing representatives initiate customer visits and follow-up on customer inquiries through further distribution of Anicom's informational materials and on-site visits. Once a customer relationship has been established, Anicom focuses on identifying opportunities to market a broader array of products to the customer.

         Anicom rewards its sales and marketing force through an incentive-based bonus program. Under this program, quantifiable performance goals are established each year by Anicom and each sales associate. In addition, Anicom seeks to achieve Company-wide objectives and encourage a "team" concept by rewarding its sales personnel through supplementary bonuses based on Company-wide or location-based goals.

Suppliers and Inventory
         Management believes that Anicom is not dependent on any particular supplier. Anicom offers a large number of products manufactured by a variety of vendors. Management believes that vendor relationships are important to Anicom's success, and Anicom focuses sharply on establishing and maintaining such relationships. Purchasing decisions generally are made at Anicom's headquarters in the Chicago area and manufacturers are instructed to ship inventory to the sales and warehouse locations (or, in some cases, directly to customers) specified by Anicom. Management believes that Anicom has a good working relationship with its existing suppliers. No vendor accounted for more than 10% of Anicom's purchases during any of the past three years, and management believes that Anicom is not dependent on any particular vendor. Management does not believe that the loss of any one supplier would have a material adverse impact on results of operations or financial condition because it generally believes it can obtain competitive products of comparable quality from other suppliers.

         Anicom's objective is to provide its customers with a continuity of supply and delivery scheduling that responds to their needs without requiring excessive levels of inventory. Management also can generate real-time information on inventory levels using its on-line system. While the depth and breadth of products offered has increased over the last three years, the emphasis on strict inventory control has allowed the Company to maintain its order completion rate and to support its increasing sales levels without significant increases in relative inventory levels. The Company's inventory management programs are led by the Vice President of Purchasing who has over 15 years of industry experience. The inventory control measures impose strict controls on the discretion of Anicom's sales personnel and focus on continuing improvement of the forecasting and monitoring models used. Anicom has not experienced any significant inventory obsolescence.

Management Information Systems
         As part of its integrated growth strategy, Anicom completed the implementation of a new information technology system in the fourth quarter of 1997. This customized information technology system builds upon the strengths inherent in Anicom's previous systems while allowing for the reengineering of certain business processes that were necessary to accommodate the significant growth that Anicom has experienced since 1995. This information system, which is year 2000 compliant, integrates sales, inventory control and purchasing, warehouse management, financial control and internal communications while providing real-time monitoring of inventory levels, shipping status and other key operational and financial benchmarks at Anicom's sales and distribution locations.

         This system also improves management's ability to respond quickly and efficiently to customer demands. This system will allow management to continue to execute their integrated growth strategy by providing a platform capable of managing a company substantially larger than Anicom's current size. This system will allow Anicom to continue to integrate the operations of its acquisitions and maximize productivity which management believes translates into a lower effective cost to customers. This system also contributes to Anicom's ability to increase sales productivity by enabling the sales force to provide customers with personalized service drawing on information contained in the database, and allows the Company's sales force to provide technical product information in marketing the products offered by Anicom.

Customers
         The Company sells to a wide array of customers, including contractors, systems integrators, security/fire alarm companies, regional Bell operating companies, utilities, telecommunications and sound contractors, wireless specialists, construction companies, universities, governmental agencies and companies involved in the automotive, mining, marine, petro-chemical, paper and pulp and other natural resource industries. The Company's customers are principally located in North America. No customer accounted for more than 10% of Anicom's net sales during any of the past three years, and management believes that Anicom is not dependent on any particular customer. With Anicom's increasing North American presence and inventory selection, management will continue to focus more of its efforts on the development of sales to a larger number of national customers. Anicom's net sales outside of North America represent less than 5% of total net sales for each of the last 3 years.

Competition
         The market for multimedia technology products is highly competitive and fragmented. To compete successfully, management believes that the Company will need to continue to distribute a broad range of technologically advanced products, provide competitive pricing while maintaining its margins, provide prompt delivery of products, deliver responsive customer service, establish and maintain strong relationships with suppliers and customers, and attract and retain highly qualified personnel. Anicom faces substantial competition from several international, national and regional distributors, some of which have greater financial, technical and marketing resources and distribution capabilities than the Company and from manufacturers who sell directly to end-users for certain large-scale projects.

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

Employees
         As of March 1, 1999, Anicom employed approximately 1,151 persons. Anicom believes that it has good relations with its employees.

ITEM 2.  DESCRIPTION OF PROPERTY
         As of March 1, 1999, Anicom conducted its operations from 82 different locations throughout North America, all of which are leased. Most of its locations consist of a sales office and a warehouse, except for its locations in Rosemont, Illinois; Lexington, North Carolina; Wausau, Wisconsin; Charlottesville, Virginia; and Bloomington, Illinois, which do not include any warehouse space.

         Anicom's   aggregate   executive  office  and  sales  office  space  is
approximately 243,000 square feet and its aggregate warehouse space was approximately 958,000 square feet. Generally, Anicom maintains short term leases for its sales offices and warehouses, with options to renew, where possible. Anicom believes that its facilities are adequate for its present foreseeable needs in these geographical markets; however, the Company will continue to increase or decrease space as the need arises. Management believes that adequate replacement space is readily available in each market.

ITEM 3.  LEGAL PROCEEDINGS
         Anicom is not a party to any material legal proceeding nor, to Anicom's knowledge, is any material legal proceeding threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         No matters were submitted to a vote of security holders during Anicom's fiscal quarter ended December 31, 1998.

                                     PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Anicom's Common Stock is traded on the Nasdaq National Market under the symbol "ANIC." The following table sets forth, for the periods indicated, the range of high and low last sale prices for the Common Stock as reported on the Nasdaq National Market:

                             1998                           1997
                      --------------------       -----------------------
                       High          Low            High           Low
                      -------     --------       ---------       -------

1st quarter           16-3/4        13-5/8         11              7-3/4
2nd quarter           16-1/16       12-7/8         12-1/2          7-7/8
3rd quarter           15-1/8         6-3/4         18-1/4         11-1/2
4th quarter           10-3/4         6-1/4         18-5/8         12-7/8




As of March 9, 1999, the approximate number of record holders of Anicom's Common Stock was 2,239.

         Anicom has not paid cash dividends or distributions on its common stock during 1997 or 1998. Anicom anticipates that it will retain any future earnings to finance the continuing growth and development of its business. Accordingly, Anicom does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of Anicom's Board of Directors and will depend upon, among other things, future earnings, the success of Anicom's development activities, capital requirements, restrictions in financing arrangements, the general financial condition of Anicom and general business conditions. At present, Anicom's ability to declare or pay dividends is limited under its bank line of credit, which provides that Anicom may not declare or pay any dividends on its Common Stock if at the time of such declaration or payment, any event of default shall have occurred or be continuing.

ITEM 6.  SELECTED FINANCIAL DATA
         The data set forth below is derived from the Consolidated Financial Statements of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants. These historical results are not necessarily indicative of the results to be expected in the future.


                                                                            Year ended December 31,
                                                ---------------------------------------------------------------------------------
                                                    1998            1997             1996             1995            1994
                                                -------------    -----------     -----------      -----------     -----------
                                                                     (in thousands, except per share data)

Selected Statement of Income Data:
Net sales                                      $     470,279    $   243,664      $   115,993      $    29,358     $    17,866
                                                =============    ===========      ===========      ===========     ===========
Net income available to common stockholders    $       7,374(1) $         4(2)   $     2,622      $       764     $       412
                                               =============    ===========      ===========      ===========     ===========
Pro forma net income(3)                                                                                           $       247
                                                                                                                  ===========
Net income per common share:
  Basic                                        $         .31(1) $   --     (2)   $      0.20      $      0.14     $      0.17
                                               =============    ===========      ===========      ===========     ===========
  Diluted                                      $         .30(1) $   --     (2)   $      0.19      $      0.14     $      0.17
                                               =============    ===========      ===========      ===========     ===========

Pro forma net income per share(3) (unaudited):
  Basic                                                                                                           $      0.10
                                                                                                                  ===========
  Diluted                                                                                                         $      0.10
                                                                                                                  ===========
Weighted average number of shares outstanding:
  Basic                                               23,918         17,476           13,384            5,408           2,400
                                               =============    ===========      ===========      ===========     ===========
  Diluted                                             24,816         17,476           13,580            5,658           2,400
                                               =============    ===========      ===========      ===========     ===========



                                                                             As of December 31,
                                                ------------------------------------------------------------------------------
                                                    1998            1997             1996             1995            1994
                                                -------------    -----------     -----------      -----------     -----------


Selected Balance Sheet Data:
Total assets                                   $     353,221    $   215,457           87,954      $    41,169     $     6,040
                                               =============    ===========      ===========      ===========     ===========
Long term obligations                          $     108,583    $     8,549            3,952      $       597     $     2,760
                                               =============    ===========      ===========      ===========     ===========



------------------

(1) Amount includes the $5.2 million one-time acquisition integration charge discussed in Note 10 to the consolidated financial statements.
(2) During 1997, the Company incurred approximately $5.6 million for the costs related to the development and implementation of the business process reengineering plan, implementing a new information technology system, writing off all capitalized costs associated with the Company's previous system, terminating certain contractual obligations that resulted from a 1996 acquisition, consolidating redundant facilities and the internal resource costs related to the implementation of the new system and the business process reengineering plan.
(3) Prior to the Company's initial public offering in 1995, the Company was an S Corporation and not subject to Federal (and some State) corporate income taxes. The results for the year ended December 31, 1994 are adjusted to reflect a pro forma tax provision as if the Company were subject to corporate income taxes for such period.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth selected income statement data of Anicom expressed as a percentage of net sales for the periods indicated:

                                                   1998      1997      1996
                                                 -------   -------   -------
Income Statement Data:
Net sales                                         100.0%    100.0%    100.0%
Cost of sales                                      77.7      76.8      75.4
                                                 -------   -------   -------
Gross profit                                       22.3      23.2      24.6
Operating expenses and other:
   Selling                                          9.3      10.7      11.3
   General and administrative                       8.5       9.7       9.9
   Acquisition integration charge                   1.1        --        --
   Reengineering costs                               --       2.3        --
                                                 -------   -------   -------
Operating income                                    3.4        .6       3.4
Interest expense                                    (.6)      (.3)      (.2)
Interest income                                      --        --        .5
                                                 -------   -------   -------
Income before income taxes                          2.8        .4       3.7
Provision for income taxes                          1.2        .3       1.4
                                                 -------   -------   -------
Net income                                          1.6        .1       2.3
Less:  Dividend on preferred stock                   --       (.1)       --
                                                 -------   -------   -------
Net income available to common stockholders         1.6%       --%      2.3%
                                                 =======   =======   =======

------------------
Note:  Percentages may not sum due to rounding.


Results of Operations
         Year ended December 31, 1998 compared to year ended December 31, 1997 Net sales for the year ended December 31, 1998 increased to a record
$470.3 million, a 93% increase over net sales of $243.7 million in 1997. The significant increase is primarily attributable to acquisitions coupled with internal growth, which has led to new customers, new products, increased market share, expanded market penetration and increased volume with existing customers. For the year ended December 31, 1998, net income and diluted earnings per share were $7.5 million or $0.30 per share compared to $300,000 or $0.00 per share in 1997. Results in 1997 include $5.6 million of costs associated with the Company's implementation of a business process reengineering plan which was centered around a new information technology system, that is year 2000 compliant and provides the capacity necessary to continue the Company's integrated growth strategy.

         Anicom's gross profit for the year ended December 31, 1998 increased by $48.1 million or 84.9% to $104.7 million versus $56.6 million for the year ended December 31, 1997. This increase resulted from Anicom's acquired sales volume and internal growth. As a percentage of net sales, gross profit was 22.3% in 1998 compared to 23.2% in 1997. The gross margin improvements that resulted from the economic efficiencies created by Anicom's increased purchasing volume were offset by the impact of lower historical gross profit margins of certain of the Company's recent acquisitions which have historically had lower margin product offerings. Management continues to work to mitigate the impact of these historically lower gross margins by increasing the depth and breadth of products offered at these locations and by continuing to leverage our purchasing volume with vendors.

         Selling expenses as a percentage of net sales improved from 10.7% of net sales in 1997 to 9.3% of net sales in 1998. These improvements resulted primarily from the Company realizing operating leverage from its growth and acquisitions and conforming the selling incentive programs of acquired companies with those of Anicom. Selling expenses increased by $17.8 million for the year ended December 31, 1998 in conjunction with the Company's increase in net sales and the increase in sales headcount resulting from the Company's acquisitions and internal growth.

         General and administrative expenses as a percentage of net sales, improved to 8.5% in 1998 from 9.7% in 1997. This improvement relates to the continued reduction of acquired companies overhead costs as the Company further realized operating leverage from its acquisition-based integrated growth strategy. Negatively affecting the percentages are the costs associated with the Company's broadband product line which were, in part, offset by a gain on the December, 1998 disposition of these non-strategic assets. General and administrative expenses increased from $23.6 million in 1997 to $39.9 million in 1998. The Company's acquisitions in the fourth quarter of 1997 and the first nine months of 1998, led to these increases.

         The Company incurred a one-time acquisition integration charge during the third quarter of 1998 of approximately $5.2 million. This charge includes $2.8 million for settlement of real estate obligations, the write-off of leasehold improvements, and facility relocation costs; $1.4 million for one-time acquisition incentive bonuses; and $1.0 million related to severance and other costs.

         In 1998 interest expense increased to $2.9 million compared to $762,000 in 1997. This is primarily a result of the Company's increased borrowings under its credit facility during 1998 to fund the cash consideration and debt payoff of acquired companies, and to meet the increased working capital requirements associated with increasing the depth and breadth of product offering available and sales growth experienced during this period.

         The provision for income taxes increased to $5.6 million in 1998 from $650,000 in 1997. The increase is a result of the increase in income before income taxes. For the years ended December 31, 1998 and 1997, the provision for income taxes, as a percentage of income before income taxes, decreased to 42.6% from 68.4%. The decrease is primarily attributable to the impact of non-deductible meals and entertainment expenses and non-deductible goodwill amortization on a significantly higher income before income tax amount in 1998.

         Net income for the year ended December 31, 1998 was $7.5 million or 1.6% of net sales as compared to $300,000 for the year ended December 31, 1997. For the year ended December 31, 1998, basic and diluted earnings per common share increased to $.31 and $.30 per share, respectively, up from $0.00 per share for the year ended December 31, 1997. These increases were reported despite an increase in diluted weighted average shares of approximately 37% from the same period in 1997. Excluding the impact of acquisition related charges and net losses incurred from non-strategic assets divested by the Company, management believes that basic and diluted earnings per share would have been $0.48 and $0.47 per share in 1998.

Year ended December 31, 1997 compared to year ended December 31, 1996
         Net sales for the year ended December 31, 1997 increased to $243.7 million, a 110.1% increase over net sales of $116.0 million in 1996. The significant increase is primarily attributable to acquisitions coupled with internal growth, which has led to new customers, new products, increased market share, expanded market penetration and increased volume with existing customers. For the year ended December 31, 1997, net income and earnings per share were $300,000 or $0.00 per share compared to $2.6 million or $0.20 (Basic earnings per common share) and $0.19 (Diluted earnings per common share) in 1996. This change is principally attributable to costs associated with the Company's implementation of a business process reengineering plan which was centered around a new information technology system, that is year 2000 compliant and provides the capacity necessary to continue the Company's integrated growth strategy. Details of the Company's reengineering plan are discussed below.

         Anicom's gross profit for the year ended December 31, 1997 increased by $28.0 million or 97.9% to $56.6 million versus $28.6 million for the year ended December 31, 1996. This increase resulted from Anicom's acquired sales volume and internal growth. As a percentage of net sales, gross profit was 23.2% in 1997 compared to 24.6% in 1996. The gross margin improvements that resulted from the economic efficiencies created by Anicom's increased purchasing volume were offset by the impact of lower historical gross profit margins of certain acquisitions. TW Communications, which the Company acquired in December 1997, has significant operations in the New York City market and carries different, lower margin product offerings than Anicom has historically offered.

         Selling expenses increased by $12.9 million for the year ended December 31, 1997 in conjunction with the Company's increase in net sales and the increase in sales headcount that resulted from the Company's acquisitions and internal growth. Selling expenses as a percentage of net sales improved from 11.3% of net sales in 1996 to 10.7% of net sales in 1997. These improvements resulted from the Company realizing operating leverage from its growth and acquisitions and conforming the selling incentive programs of companies acquired in 1996 with those of Anicom. These improvements were, in part, offset by differences in the selling incentive programs in place at Energy Electric Corp., acquired in July, 1997.

         General and administrative expenses increased from $11.6 million in 1996 to $23.6 million in 1997. The Company's acquisitions in the last half of 1996 and 1997, non-recurring costs related to a product line sold during the first quarter of 1997 and non-recurring post acquisition integration costs accounted for the majority of the increase in general and administrative expenses. As a percentage of net sales, general and administrative expenses improved to 9.7% for the year ended December 31, 1997 from 9.9% in the year prior. These improvements were attributable to increases in net sales outpacing required expenses for general and administrative costs as the Company further realized operating leverage from its acquisition-based, integrated growth strategy.

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

         In the fourth quarter, the Company implemented a complete reengineering plan, designed to further improve operating efficiencies within the organization by leveraging the capabilities inherent in the new information system and to provide the additional information system capacity to continue the Company's integrated growth strategy.

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

         After considering the status of the system implementation project and the impact of EITF 97-13, management decided to accelerate the conversion to the new platform to mid-December, historically the Company's slowest portion of the year, to slow down sales in an effort to minimize any distraction to our customers and to confine the costs to the fourth quarter of 1997. During 1997, the Company incurred approximately $5.6 million for the costs related to the development and implementation of the business process reengineering plan, implementing a new information technology system, writing off all capitalized costs associated with the Company's previous system, terminating certain contractual obligations that resulted from a 1996 acquisition, consolidating redundant facilities and the internal resource costs related to the implementation of the new system and the business process reengineering plan. See Note 6 to the Consolidated Financial Statements included elsewhere herein.

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

         The provision for income taxes decreased to $650,000 in 1997 from $1.6 million in 1996. The decrease is a result of the decrease in income before income taxes. For the years ended December 31, 1997 and 1996, the provision for income taxes, as a percentage of income before income taxes, increased to 68.4% from 38.2%. The increase is primarily attributable to the impact of non-deductible meals and entertainment expenses and non-deductible goodwill amortization on a significantly lower income before income tax amount.

         Net income for the year ended December 31, 1997 was $300,000 as compared to $2.6 million or 2.3% of net sales for the year ended December 31, 1996 as a result of the reengineering costs incurred and the impact of slowing down sales in December 1997 to accommodate the acceleration of the information system implementation. Excluding the impact of sacrificed sales in December and the one- time, non-recurring accounting charges, management believes that net earnings for 1997 would have been approximately $0.30 per share.

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

Liquidity and Capital Resources

         In November 1998, the Company entered into an agreement with its lenders to increase its revolving credit facility (the "Facility") from $100 million to $120 million. The Facility provides for borrowings of up to $15 million in currencies other than U.S. dollars. It also provides for various interest rate options, determined from time to time, based upon the Company's interest coverage and leverage ratios, as defined, and either the agent's Domestic Rate less .25% to .50% or LIBOR plus .5% to 1.0%. The Facility expires in June 2001 with extensions available at the Company's option through June 2003. The Facility contains certain financial covenants, including minimum tangible net worth, current, interest coverage and debt to earnings ratios.

         Management believes that cash flows from operations and borrowings available under the Facility will be sufficient to fund current operations, and its planned integrated growth strategy. The Company does not currently have any significant long-term capital requirements that it believes cannot be funded from the sources discussed below. However, in connection with its acquisition and integrated growth strategy, the Company's capital requirements may change based upon various factors, primarily related to the timing of acquisitions and the consideration to be used as purchase price. The Company continues to examine opportunities to raise funds through the issuance of additional equity or debt securities through private placements or public offerings and to increase its available line of credit.

         In connection with the acquisition of Texcan Cables Limited, Texcan Cables, Inc. and Texcan Cables International, Inc. (collectively referred to as "Texcan"), the Company entered into a new $35 million term facility in September 1998, with a Canadian bank ("Canadian Bank Loan"). In November 1998, the Canadian Bank Loan was acquired with proceeds from the Facility.

         As of December 31, 1998, Anicom had working capital of approximately $135.1 million as compared to $67.5 million as of December 31, 1997. At December 31, 1998, amounts outstanding under the Facility were approximately $85.0 million.

         In 1998 operating activities used $33.9 million of cash compared to $13.0 million used during 1997. This increase has resulted from the increase in sales and the investment in receivables attributable to contractor and large project business. Operating cash flow was also used to fund acquisition-related activities, including expanding product offerings, funding business integration liabilities and working capital deficiencies of acquired companies. The Company's investments in receivables and inventory were primarily funded by borrowings under the Facility.

         Investing activities utilized approximately $30.7 million during 1998. During 1998, Anicom completed the acquisitions of Yankee Electronics, Optical Fiber Components, Superior Cable & Supply and Texcan. Cash paid for these acquisitions accounted for the majority of cash used for investing activities.

         Cash flows from financing activities in 1998 totaled $66.5 million compared to $49.4 million in 1997. During 1998 the Company borrowed under the Facility to fund increased working capital requirements and acquisition activity. The Company also repaid approximately $12.7 million of debt assumed in acquisitions with funds from the Facility.

Inflation
         Although the operations of Anicom are influenced by general economic conditions, Anicom does not believe that inflation had a material effect on the results of the operations during 1998.

Seasonality
         In the fourth quarter, Anicom has historically experienced, and expects to experience in future years, a modest decrease in the level of activity among many of its customers around the Thanksgiving and Christmas holidays.

Impact of Not Yet Effective Rules
         During the second quarter of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which will be effective for the Company's fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Management is currently assessing the impact of SFAS No. 133.

Year 2000 Readiness and Related Risks

         The Year 2000 issue is the result of computer programs being unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. A task force has been established by the Company that includes information systems, accounting and legal personnel of the Company to assess the Company's state of readiness and to implement an action plan to correct any deficiencies of the Company. To date, the Company has identified the following areas to assess as to Year 2000 readiness: (1) distribution and financial information systems, (2) supplier, third-party relationships and customers, and (3) physical facility systems. For each of these areas, the Company has established the following procedures to assess its Year 2000 readiness: (a) identifying systems potentially susceptible to Year 2000 compliance issues, (b) developing and implementing corrective actions and (c) testing to ensure compliance. Management believes that the Company is devoting the necessary resources to identify and resolve any significant Year 2000 issues in a timely manner.

         DISTRIBUTION AND FINANCIAL INFORMATION SYSTEMS: As part of its integrated growth strategy, Anicom completed the implementation of a new information technology system in the fourth quarter of 1997. This customized information technology system builds upon the strengths inherent in Anicom's previous system while allowing for the reengineering of certain business processes that were necessary to accommodate the significant growth Anicom has experienced. The information system integrates sales, inventory control and purchasing, warehouse management, financial control and internal communications while providing real-time monitoring of inventory levels, shipping status and other key operational and financial benchmarks at all of Anicom's sales and distribution locations. In implementing this system, management received written confirmation from vendors that the enterprise system software, hardware and network operating systems included in this information system are Year 2000 compliant. Testing of these systems has confirmed this conclusion.

         Total costs incurred to purchase the necessary hardware, software, licenses, consulting services and training associated with the installation, modification and implementation of the system were approximately $3.6 million. Of this amount, approximately $2.7 million was expensed with the remainder being capitalized and depreciated over future periods. The Company does not anticipate incurring any material additional costs with respect to Year 2000 readiness of this information technology system.

         Since implementing the Company's new information technology system, the Company has completed certain acquisitions that are in various stages of conversion to the Company's current system. Management estimates that, with the exception of Texcan's Canadian operation, which was acquired in September 1998, all operations will be converted to the Company's new information technology system no later than the second quarter of 1999. Management believes that the portion of the costs for this conversion related to Year 2000 readiness is not material.

         Texcan's Canadian financial and distribution systems are currently in the process of being upgraded to become Year 2000 compliant and management estimates this will be completed during the first quarter of 1999 at a cost of $30,000 to $50,000. Texcan's Canadian systems will be converted to the Company's new information technology system subsequent to the second quarter of 1999.

         SUPPLIERS, THIRD-PARTY RELATIONSHIPS AND CUSTOMERS: The Company relies on third party suppliers for inventory, utilities, transportation and other key supplies and services. Interruption of supplier operations due to Year 2000 issues could adversely affect the Company's operations. The Company's payroll outsourcing service has confirmed that the systems used to process the Company's payroll are year 2000 compliant. The Company has begun evaluating the Year 2000 readiness of its other suppliers through a survey distributed in the fourth quarter of 1998. Responses are being evaluated and second requests will be mailed for non-responses. Unsatisfactory responses or non-responses from critical suppliers will be evaluated on a case by case basis in an attempt to mitigate risk to the Company. These activities are intended to provide a reasonable means of managing risk, but cannot eliminate the potential for disruption due to third-party failure.

         The Company does not currently have any formal information concerning the Year 2000 readiness of its customers, and given the breadth and diversity of its customer base, the Company is making a formal inquiry of selected customers. The Company believes that the impact of isolated occurrences resulting from any of its customers failing to be Year 2000 compliant would not be materially adverse to the Company. However, widespread interruptions to customers serviced by the Company could result in reduced sales, increased inventory or receivable levels and a reduction in cash flow.

         The Company has not incurred, and does not believe it will incur, material costs related to any inquiry as to the Year 2000 readiness of its suppliers, other third party relationships and customers.

         PHYSICAL FACILITY SYSTEMS: The Company is continuing to evaluate the Year 2000 readiness of its physical facility systems, such as phone systems, power, security systems, heating, ventilation and air conditioning systems, etc. The Company expects to complete the assessment phase of its physical facility systems during the first and second quarter of 1999 with remedial action planned for the second and third quarter of 1999.

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

         The Company is currently implementing contingency plans to be carried out in the event of an external Year 2000 failure of vendors that are critical to normal information systems business operations. Management estimates these plans will be complete by the 3rd quarter of 1999. These plans include both internal and external resources and facilities for off-site computer processing and personnel relocation in the event of power or data communication failure that results in the inability to utilize an existing company facility.

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


Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995
         The statements contained in Item 1 (Description of Business) and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements. Whenever possible, the Company has identified these forward-looking statements by words such as "believes", "expects", "anticipates" and similar expressions. Anicom cautions readers that these forward-looking statements are subject to a variety of risks and uncertainties that could cause Anicom's actual results in 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Anicom. These risks and uncertainties are more fully described in Anicom's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in the Company's Registration Statement on Form S-3 (File No. 333-61715). These risks and uncertainties include, without limitation, Anicom's limited operating history on which expectations regarding its future performance can be based, general economic and business conditions affecting the industries of Anicom's customers in existing and new geographical markets, competition from, among others, national and regional distributors that have greater financial, technical and marketing resources and distribution capabilities than Anicom, the availability of sufficient capital, Anicom's ability to identify the right product mix and to maintain sufficient inventory to meet customer demand, Anicom's ability to successfully acquire and integrate the operations of additional businesses and Anicom's ability to operate effectively in geographical areas in which it has no prior experience.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign exchange rates. The Company transacts certain of its business in Canadian dollars. These transactions expose the Company to fluctuations in exchange rates, which could impact the financial results of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         The information in response to this item is included in the Company's consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, appearing on pages F-1 through F-24 of this Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         The information in response to this item is incorporated by reference from the sections captioned "PROPOSAL NO. 1--ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" of the definitive Proxy Statement to be filed in connection with the Company's 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION
         The information in response to this item is incorporated by reference from the section of the 1999 Proxy Statement captioned "EXECUTIVE COMPENSATION."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         The information in response to this item is incorporated by reference from the section of the 1999 Proxy Statement captioned "SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         The information in response to this item is incorporated by reference from the sections of the 1999 Proxy Statement captioned "CERTAIN TRANSACTIONS."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
       (a)      1.  The following  consolidated  financial  statements
                    and notes thereto, and the related Report of Independent Accountants, are included on pages F-1 through F-24 on this Form 10-K:

                    Report of Independent Accountants
                    Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the Years Ended
                      December 31, 1998, 1997 and 1996
                    Consolidated Statements of Stockholders' Equity for the
                      Years Ended December 31, 1998, 1997 and 1996
                    Consolidated Statements of Cash Flows for the Years Ended
                      December 31, 1998, 1997 and 1996
                    Notes to Consolidated Financial Statements

                2.  Schedules

                    The following consolidated financial statement schedule is included on page F-25:

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


     Exhibit No.        Description


               2.1(1)   Agreement  and Plan of Merger,  dated as of November 24,
                        1997, between Anicom, Inc., TWC Acquisition Corporation,
                        TW Communications Corporation, Edward Goodstein and Carl
                        G. Palazzolo.
               2.2(1)   Stock Purchase Agreement, dated as of November 24, 1997,
                        between Anicom, Inc. and the Purchasers named therein.
               2.3(2)   Asset  Purchase  Agreement  by and among  Anicom,  Inc.,
                        Anicom  Multimedia Wiring Systems  Incorporated,  Texcan
                        Cables,  Inc.,  Texcan Cables  International,  Inc., and
                        Texcan Cables Limited, dated as of September 21, 1998
               2.4(3)   Series A Convertible Preferred Stock Purchase Agreement,
                        dated  May 20,  1997 by and among  the  Company  and the
                        purchasers listed on Exhibit A thereto.
                  3.1   Restated Certificate of Incorporation of Anicom.
               3.2(4)   Restated Bylaws of Anicom.
               4.1(4)   Specimen Stock Certificate representing Common Stock.
              10.1(3)   Stockholders'  Agreement,   dated  May  23,  1997  among
                        Anicom,  Scott C.  Anixter  and  each of the  purchasers
                        listed on the signature page thereto.
                 10.2   Long-Term  Credit  Agreement,  dated as of  November  4,
                        1998, between Anicom and Harris Trust and Savings Bank.
                 10.3   Short-Term  Credit  Agreement,  dated as of  November 4,
                        1998, between Anicom and Harris Trust and Savings Bank.
              10.4(4)   Shareholders Agreement.
              10.5(4)   Form of Tax Indemnification Agreement.
                 10.6   Form of Employment Agreement between Anicom and
                        Scott C. Anixter.
                 10.7   Form of Employment Agreement between Anicom and
                        Carl E. Putnam.
              10.8(4)   Form of Employment Agreement between Anicom and
                        Robert L. Swanson.
              10.9(5)   Form of 1995 Stock Incentive Plan as Amended and
                        Restated.
             10.10(6)   Form of Amended and Restated 1995 Directors Stock
                        Option Plan.
             10.11(7)   Form of Employment Agreement between Anicom and
                        Robert Brzustewicz.
             10.12(7)   Form of Employment Agreement between Anicom and
                        Glen Nast.
                10.13   1996 Stock Incentive Plan, as Amended
                10.14   Form of Employment Agreement between Anicom and
                        Donald Welchko.
                10.15   Settlement Agreement and Mutual Release, dated April 20,
                        1998 by and among Robert Brzustewicz and Anicom.
                10.16   Settlement Agreement and Mutual Release, dated April 20,
                        1998 by and among Glen Nast and Anicom.
                10.17   1998 Associate Stock Purchase Plan.
             10.18(9)   Anicom 401(k) Savings Plan.

     Exhibit No.        Description
                   21   List of Subsidiaries.
                 23.1   Consent of Independent Accountants.
                   27   Financial Data Schedule.
------------------
(1) Previously filed as an Exhibit to Anicom's registration statement on Form S-3, registration no. 333-41225, and incorporated herein by reference.
(2) Previously filed as an Exhibit to Anicom's quarterly report on Form 10-Q for the quarter ended September 30, 1998.
(3) Previously filed as an Exhibit to Anicom's current report on Form 8-K, dated May 30, 1997, and incorporated herein by reference.
(4) Previously filed as an Exhibit to Anicom's Registration Statement on Form SB-2, registration no. 33-87736C, and incorporated herein by reference thereto.
(5) Previously filed as an Exhibit to Anicom's annual report on Form 10-KSB for the quarter ended December 31, 1996 and incorporated herein by reference.
(6) Previously filed as an Exhibit to Anicom's quarterly report on Form 10-QSB for the quarter ended September 30, 1996 and incorporated herein by reference.
(7) Previously filed as an Exhibit to Anicom's current report on Form 8-K, dated March 12, 1996, and incorporated herein by reference.
(8) Previously filed as an Exhibit to Anicom's registration statement on Form S-8, registration no. 333-68119, and incorporated herein by reference.

         (b) Reports on Form 8-K. The following Reports on Form 8-K or Form 8-K/A were filed during the last quarter of 1998:

                           Form 8-K, dated October 5, 1998 (Texcan Cables, Inc.
                            acquisition)

                           Form 8-K/A dated October 29, 1998, Amendment to Form 8-K, dated October 5, 1998 (Pro forma financial information, Texcan Cables, Inc. acquisition)

                           Form 8-K/A dated November 20, 1998, Amendment to Form 8-K, dated October 5, 1998 (Financial Statements of Businesses Acquired, Texcan Cables, Inc. acquisition)

                                  Anicom, Inc.
   Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                                             Page(s)

Report of Independent Accountants                                                                F-2
Financial Statements:
         Consolidated Balance Sheets as of December 31, 1998 and 1997                            F-3
         Consolidated Statements of Income for the years ended
           December 31, 1998, 1997 and 1996                                                      F-4
         Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 1998, 1997 and 1996                                                      F-5
         Consolidated Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996                                                      F-6
         Notes to Consolidated Financial Statements                                       F-7 - F-24

The following consolidated financial statement schedule of
Anicom, Inc. is included in Item 14:
          Schedule II - Valuation and Qualifying Accounts                                       F-25

         All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions and are inapplicable and, therefore, have been omitted.

                        Report of Independent Accountants

To the Stockholders and the Board of Directors of Anicom, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 17 of this Form 10-K, present fairly, in all material respects, the financial position of Anicom, Inc. at December 31, 1998 and 1997, and the results of their operations and of their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 17 of this Form 10-K, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


 /s/PricewaterhouseCoopers LLP


Chicago, Illinois
February 17, 1999

                                  Anicom, Inc.
                           Consolidated Balance Sheets
                        As of December 31, 1998 and 1997
                      (in thousands, except per share data)

                                                               1998       1997
                                                             --------   --------
Current assets:
     Cash and cash equivalents                               $  2,589   $    687
       Accounts receivable, less allowance
         for doubtful accounts of
         $4,140 and $2,442, respectively                      106,043     65,125
       Inventory                                               87,250     57,099
       Deferred income taxes                                    3,176      2,478
       Other current assets                                    14,273      4,866
                                                             --------   --------
                Total current assets                          213,331    130,255
  Property and equipment, net                                   9,963      5,771
  Goodwill, net of accumulated amortization of
    $3,740 and $1,605, respectively                           128,280     76,869
  Deferred income taxes                                          --          835
  Other assets                                                  1,647      1,727
                                                             --------   --------

                    Total assets                             $353,221   $215,457
                                                             ========   ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
       Accounts payable                                      $ 58,205   $ 47,740
       Accrued expenses                                        12,927      7,909
       Acquisition liabilities                                  5,687      5,337
       Deferred income taxes                                      222       --
       Long-term debt, current portion                          1,227      1,773
                                                             --------   --------
                Total current liabilities                      78,268     62,759
  Long-term debt, net of current portion                       85,516      6,267
  Other liabilities                                             3,067      2,282
                                                             --------   --------
                Total liabilities                             166,851     71,308
                                                             --------   --------
  Commitments and contingencies
  Convertible  redeemable  preferred stock,
    series B, par value $.01 per share,
    liquidation value $1,000 per share;
    20 and 0 shares authorized,
    issued and outstanding, respectively                       20,000       --
                                                             --------   --------

  Stockholders' equity:
       Common stock, par value $.001 per share;
         100,000 and 60,000 shares authorized,
         respectively; 25,083 and 23,293 shares
         issued and outstanding, respectively                      17         15
       Preferred stock, undesignated,
         par value $.01 per share;
         973 shares authorized,
         no shares issued and outstanding                        --         --
       Additional paid-in capital                             155,653    140,743
       Retained earnings                                       10,597      3,391
       Other comprehensive income                                 103       --
                                                             --------   --------
                Total stockholders' equity                    166,370    144,149
                                                             --------   --------

                Total liabilities and stockholders' equity   $353,221   $215,457
                                                             ========   ========




The accompanying notes are an integral part of these consolidated financial statements.

                                  Anicom, Inc.
                        Consolidated Statements of Income
              For the years ended December 31, 1998, 1997 and 1996
                      (in thousands, except per share data)


                                                 1998        1997        1996
                                              ---------   ---------   ---------

Net sales                                     $ 470,279   $ 243,664   $ 115,993
Cost of sales                                   365,613     187,098      87,442
                                              ---------   ---------   ---------
    Gross profit                                104,666      56,566      28,551
                                              ---------   ---------   ---------

Operating expenses:
  Selling                                        43,702      25,948      13,068
  General and administrative                     39,924      23,547      11,547
  Acquisition integration charge (Note 10)        5,156        --          --
  Reengineering costs (Note 6)                     --         5,584        --
                                              ---------   ---------   ---------
    Total operating expenses                     88,782      55,079      24,615
                                              ---------   ---------   ---------

Income from operations                           15,884       1,487       3,936
                                              ---------   ---------   ---------
Other income (expense):
  Interest income                                   111         225         564
  Interest expense                               (2,853)       (762)       (256)
                                              ---------   ---------   ---------
    Total other income (expense)                 (2,742)       (537)        308
                                              ---------   ---------   ---------

Income before income taxes                       13,142         950       4,244
Provision for income taxes                        5,600         650       1,622
                                              ---------   ---------   ---------
Net income                                        7,542         300       2,622
Less: dividends on preferred stock                 (168)       (296)       --
                                              ---------   ---------   ---------

Net income available to common stockholders   $   7,374   $       4   $   2,622
                                              =========   =========   =========

Earnings per common share:
  Basic                                       $     .31   $    --     $     .20
                                              =========   =========   =========
  Diluted                                     $     .30   $    --     $     .19
                                              =========   =========   =========

Weighted average common shares outstanding:
  Basic                                          23,918      17,476      13,384
                                              =========   =========   =========
  Diluted                                        24,816      17,476      13,580
                                              =========   =========   =========




The accompanying notes are an integral part of these consolidated financial statements

                                  Anicom, Inc.
                 Consolidated Statements of Stockholders' Equity
              For the years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                    Convertible
                                   Preferred Stock       Common Stock     Additional               Other          Total
                                 ------------------  ------------------     Paid-In    Retained  Comprehensive Stockholders'
                                 Shares     Amount    Shares     Amount     Capital    Earnings     Income        Equity
                                 ------  ---------   --------  --------   ----------   --------    ---------    ----------

Balance, January 1, 1996                               12,214  $      6    $  36,371   $    764                 $   37,141
Net income                                                                                2,623                      2,623
Proceeds from issuance of
  Common stock, net of
  offering costs                                        2,423         1       15,053                                15,054
Issuance of common stock
  for acquisitions                                        872                  5,537                                 5,537
Exercise of stock options
  and warrants                                            107                     11                                    11
Receipt and cancellation of
  Common stock received in
  sale of product line                                   (55)                  (507)                                  (507)
                                                     --------  --------    ---------   --------                 ----------

Balance, December 31, 1996                             15,561         7       56,465      3,387                     59,859
Net income                                                                                  300                        300
Proceeds from issuance of
  Convertible preferred
  stock, net of offering            27   $  26,155                                                                  26,155
  costs
Dividends issued to
  Convertible preferred
  stockholders in common
  stock                                                    29                    296       (296)
Conversion of convertible
  Preferred stock to common
  stock                            (27)    (26,155)     3,130         3       26,152
Proceeds from issuance of
  Common stock, net of
  offering costs                                        2,900         3       36,131                                36,134
Issuance of common stock
  for acquisitions                                      1,646         2       21,627                                21,629
Exercise of stock options
  and warrants                                             27                     72                                    72
                                --------  --------   --------  --------    ---------   --------                 ----------

Balance, December 31, 1997          --          --     23,293        15      140,743      3,391                    144,149
                                                                                                                ----------
Net income                                                                                7,374                      7,374
Foreign currency translation
  Adjustments                                                                                        $    103          103
                                                                                                                ----------
Total comprehensive income                                                                                           7,477
Issuance of common stock
  for acquisitions                                      1,732         2       14,579                                14,581
Exercise of stock options
  and warrants                                             58                    331                                   331
Dividends on convertible
  Redeemable preferred stock,
  Series B                                                                                 (168)                      (168)
                                --------  --------   --------  --------    ---------   --------     ---------   ----------
Balance, December 31, 1998          --          --     25,083  $     17    $ 155,653   $ 10,597      $    103   $  166,370
                                ========  ========   ========  ========    =========   ========     =========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                  Anicom, Inc.
                      Consolidated Statements of Cash Flows
              For the years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                                 1998         1997         1996
                                                              ---------    ---------    ---------
Cash flows from operating activities:
  Net income                                                  $   7,374    $     301    $   2,623
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and Amortization                                 4,005        2,163          924
    Deferred income taxes                                           359          615          527
    Gain on sale of product lines                                (1,000)        (483)        (878)
    Loss on disposal of property and equipment                     --            278         --
    Increase (decrease) in cash attributable to
     change in  assets  and liabilities:
      Marketable securities                                        --          4,345       21,191
      Accounts receivable                                       (25,033)      (6,702)      (6,631)
      Inventory                                                  (8,827)     (12,710)      (5,912)
      Other assets                                               (8,615)      (1,865)        (284)
      Accounts payable                                            4,303        3,693        2,366
      Accrued expenses                                           (6,478)      (2,648)      (4,799)
                                                              ---------    ---------    ---------
        Net cash (used in) provided by operating activities     (33,912)     (13,013)       9,127
                                                              ---------    ---------    ---------

Cash flows from investing activities:
  Purchase of property and equipment                             (3,493)      (2,297)      (1,105)
  Cash paid for acquired companies                              (29,908)     (33,801)     (14,201)
  Cash received on sale of product lines                          2,700          200         --
                                                              ---------    ---------    ---------
        Net cash used in investing activities                   (30,701)     (35,898)     (15,306)
                                                              ---------    ---------    ---------

Cash flows from financing activities:
  Proceeds from equity offerings, net of offering costs            --         62,365       15,054
  Proceeds from long-term debt                                  142,550       57,340        4,190
  Payment of long-term debt and assumed bank debt               (76,129)     (70,302)     (12,884)
  Other                                                              94         --             11
                                                              ---------    ---------    ---------
        Net cash provided by financing activities                66,515       49,403        6,371
                                                              ---------    ---------    ---------

Net increase in cash and cash equivalents                         1,902          492          192
Cash and cash equivalents, beginning of year                        687          195            3
                                                              ---------    ---------    ---------

Cash and cash equivalents, end of year                        $   2,589    $     687    $     195
                                                              =========    =========    =========

Supplemental cash flow information:
  Cash paid for interest                                      $   2,896    $     695    $      81
                                                              =========    =========    =========

  Cash paid for income taxes                                  $   4,869    $   4,098    $   1,382
                                                              =========    =========    =========






The accompanying notes are an integral part of the consolidated financial statements.

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)





1.       Nature of Business and Summary of Significant Accounting Policies

         Nature of  Business
         Anicom, Inc. and Subsidiaries (the "Company") specializes in the sale and distribution of multimedia technology products including communications related wire, cable, fiber optics and computer network and connectivity products. The Company operates in a single business and geographical segment.

         The Company sells to a wide array of customers, including contractors, systems integrators, security/fire alarm companies, regional Bell operating companies, distributors, utilities, telecommunications and sound contractors, wireless specialists, construction companies, universities, governmental agencies and companies involved in the automotive, mining, marine, petro-chemical, paper and pulp and other natural resource industries. The Company's customers are principally located in North America. The Company generally sells to its customers on an unsecured basis.

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

         Financial Instruments
         The fair value of cash and cash equivalents is assumed to approximate the carrying value of these assets due to the short duration of these assets. The fair value of the Company's debt is estimated to be the carrying value of these liabilities based upon borrowing rates currently available to the Company for borrowings with similar terms. The fair value of the Company's convertible redeemable preferred stock, series B is estimated to approximate carrying value as such stock is not traded in the open market and a market price is not readily available.

         Revenue Recognition
         Sales and the related cost of sales are recognized upon the shipment of products.

         Earnings Per Common Share
         Basic earnings per common share is computed based on net income available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings per common share is computed based on net income divided by weighted average common shares and potentially dilutive securities such as stock options and warrants and further assumes the conversion of the Company's convertible redeemable preferred stock to common stock as of the date of issuance.

         Stock-Based Compensation
         The Company applies the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for its stock-based employee compensation arrangements and discloses pro forma net income and earnings per share information in its footnotes as if the fair value method suggested in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") had been applied.

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)


1. Nature of Business and Summary of Significant Accounting Policies, continued

         Foreign Currency Translation

         All assets and liabilities are translated at current and historical rates of exchange and operating transactions are translated at weighted average rates during the year. The translation gains and losses are accumulated as a component of stockholders' equity.

         Reclassifications

         Certain reclassifications have been made to the 1996 and 1997 financial statements to conform to the 1998 presentation.

         Recent Pronouncements

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

2.       Property and Equipment

         At December 31, property and equipment consisted of the following components:

                                                              1998       1997
                                                            --------   --------

         Machinery, equipment and vehicles                  $  5,142   $  2,604
         Office equipment                                      1,511      1,104
         Computer equipment and software                       4,975      2,944
         Leasehold improvements                                1,938        852
                                                            --------   --------
         Total cost                                           13,566      7,504
         Less:  Accumulated depreciation and amortization     (3,603)    (1,733)
                                                            --------   --------

         Property and equipment, net                        $  9,963   $  5,771
                                                            ========   ========

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)


3.       Long-Term Debt

         In November 1998, the Company entered into an agreement with its lenders to increase its revolving credit facility (the "Facility") from $100,000 to $120,000. The Facility provides for borrowings of up to $15,000 in currencies other than U.S. dollars. It also provides for various interest rate options, determined from time to time, based upon the Company's interest coverage and leverage ratios, as defined, and either the agent's Domestic Rate less .25% to .50% or LIBOR plus .5% to 1.0%. The Facility expires in June 2001 with extensions available at the Company's option through June 2003. The Facility contains certain financial covenants, including minimum tangible net worth, current, interest coverage and debt to earnings ratios.

         In connection with the acquisition of Texcan Cables Limited, Texcan Cables, Inc. and Texcan Cables International, Inc. (collectively referred to as "Texcan") described in Note 9, the Company entered into a new $35,000 term facility in September 1998, with a Canadian bank ("Canadian Bank Loan"). In November 1998, the Canadian Bank Loan was acquired with proceeds from the Facility.

         At December 31, long-term debt consisted of the following:

                                                                         1998        1997
                                                                      --------    --------

         Amounts due under the Facility                               $ 85,000    $  4,700
         Noncollateralized loans payable to
           former shareholders of
           acquired companies, each due
           in equal installments (except as noted):
             6.55% note due March 12, 1999                               1,000       2,000
             Prime rate note (7.50% at December 31, 1998),
               payable in monthly installments
               through July 1, 2002                                        382         489
             6.00% notes due May 30, 1997 to 1999                           84         167
             6.00% note due October 27, 1998                              --           167
             5.5% to 5.9% demand notes                                    --           368
         Other                                                             277         149
                                                                      --------    --------
                                                                        86,743       8,040
         Less current portion                                           (1,227)     (1,773)
                                                                      --------    --------

                                                                      $ 85,516    $  6,267
                                                                      ========    ========


                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)


3.       Long-Term Debt, continued

         The following is a schedule of the aggregate maturities in each of the five years ending December 31, 1999, and thereafter:

                                                           Amount
                                                         ----------

                    1999                                 $    1,227
                    2000                                        136
                    2001                                        128
                    2002                                         62
                    2003                                     85,190
                                                         ----------

                    Total                                $   86,743
                                                         ==========


4.       Convertible Redeemable Preferred Stock, Series B

         In September 1998, in connection with the Texcan acquisition discussed in Note 9, the Company issued 20 shares of Series B convertible redeemable preferred stock, par value $.01 per share, which are convertible, in the aggregate, into an additional 1,404 shares of common stock (the "Series B Preferred Stock"). The Series B Preferred Stock, contains a liquidation preference of $1,000 per share and earns dividends at the rate of 3% of the liquidation preference per annum, payable semi-annually. Series B Preferred Stockholders are not entitled to any voting rights. The Series B Preferred Stock is redeemable at the holder's or the Company's option after 3 years from the date of issue for the liquidation preference value plus accrued and unpaid interest. Mandatory redemption occurs on the fifth anniversary from the date of issue. Conversion of the Series B Preferred Stock to common stock may occur at anytime, in whole or in part, at the option of the holder. The number of common shares to be issued upon conversion will be computed by dividing the liquidation preference for each share of Series B Preferred Stock by $14.25 ("Conversion Price"), rounded to the nearest whole share. In addition, mandatory conversion may occur based on the future trading price of the Company's common stock as follows:

                      Trading Price as a            Number of Series B
                         Percentage of             Preferred Shares to be
                       Conversion Price                  Converted*
                       ----------------                  ----------

                               130%                          6.667
                               160%                         13.333
                               190%                         20.000

         * Number of shares less shares previously converted

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)



5.       Common Stock

         Following approval by the Company's stockholders at its annual meetings the number of authorized shares of common stock was increased to 60,000 in June 1997 and to 100,000 in June 1998.

         In December 1997, the Company completed a private placement of 2,900 shares of its common stock. Net proceeds to the Company after related costs and expenses were approximately $36,100.

         In September 1996, the Company completed a private placement of 2,423 shares of its Common Stock. Net proceeds to the Company after related costs and expenses were approximately $15,100.




6.       Reengineering Costs

         In the fourth quarter of 1997, the Company adopted a reengineering plan (the "Plan") designed to provide additional system capacity to continue the Company's integrated growth strategy, further improve operating efficiencies within the organization and to make the Company's information technology systems Year 2000 compliant. Non-recurring charges related to the Plan include costs related to developing and implementing a business process reengineering plan, implementing a new information technology system, writing off all capitalized costs associated with the Company's previous system, terminating contracts associated with certain 1996 acquisitions, consolidating redundant facilities and internal resource costs related to the implementation of the new information technology system and business process reengineering.

         The following table summarizes these costs:

         Implementation of information technology system                $1,536
         Internal resource costs incurred during reengineering           1,159
           Development and implementation
         Contract terminations and other location consolidation costs    2,889
                                                                        ------
                                                                        $5,584
                                                                        ======

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)



7.       Income Taxes

         The components of income before the provision for income taxes (in thousands) are as follows:

                                      1998      1997      1996
                                   -------   -------   -------
              U.S. operations      $12,603   $   950   $ 4,244
              Foreign operations       539      --        --
                                   -------   -------   -------
                                   $13,142   $   950   $ 4,244
                                   =======   =======   =======


         The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 is comprised of the following:

                                      1998     1997     1996
                                     ------   ------   ------
              Current:
                 Federal             $3,941   $   35   $  879
                 State                  794     --        216
                 Foreign                 66     --       --
                                     ------   ------   ------
                                      4,801       35    1,095
                                     ------   ------   ------
              Deferred:
                 Federal                601      475      442
                 State                  113      140       85
                 Foreign                 85     --       --
                                     ------   ------   ------
                                        799      615      527
                                     ------   ------   ------
                                     $5,600   $  650   $1,622
                                     ======   ======   ======


         The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to the provision for income taxes reported for the years ended December 31, 1998, 1997 and 1996:

                                                 1998     1997    1996
                                              ------- -------  -------
           Computed income taxes
             at federal statutory rate         $ 4,600 $   323  $ 1,443
           State income taxes,
             net of federal benefit                590      91      198
           Non-deductible amortization             312     120       44
           Other nondeductible expenses            228     128       73
           Nontaxable investment income             --    (18)    (100)
           Foreign taxes                          (58)      --       --
           Other                                  (72)       6     (36)
                                               ------- -------  -------
                                               $ 5,600 $   650  $ 1,622
                                               ======= =======  =======

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)




7.       Income Taxes, continued

         At December 31, 1998 and 1997, deferred income tax assets and liabilities consisted of the following components:

                                                                1998      1997
                                                              -------   -------
           Current deferred income tax asset (liability):
             Accounts receivable                              $   237   $  (752)
             Inventory                                          1,772     1,419
             Acquisition liabilities, current                    (377)      762
             Reengineering costs                                  317       792
             Other                                              1,227       257
                                                              -------   -------
                                                                3,176     2,478
                                                              -------   -------
           Long-term deferred income tax asset (liability):
             Property and equipment                              (106)      (73)
             Intangibles                                       (1,891)     (770)
             Gain on sale of product lines                       (216)     (182)
             Acquisition liabilities, noncurrent                1,991     1,860
                                                              -------   -------
                                                                 (222)      835
                                                              -------   -------
                  Net deferred income tax asset               $ 2,954   $ 3,313
                                                              =======   =======



8.       Stock Options and Warrants

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

         In February 1996, the Company adopted the 1996 Employee Stock Incentive Plan (the "1996 Plan") which authorized the granting of an additional 1,200 options to purchase common stock of the Company. The adoption of the 1996 Plan was approved by stockholders in May, 1996.

         The Company amended the Directors Plan and the 1996 Plan to increase the total number of shares of stock available for grant to 200 shares and 1,800 shares, respectively in May, 1996. This amendment was approved by stockholders in September, 1996.

         The Company amended the Directors Plan and the 1996 Plan to increase the total number of shares of stock available for grant to 450 shares and 2,600 shares, respectively in May, 1998.

         All outstanding options vest ratably over periods ranging from three to five years.

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)


8.       Stock Options and Warrants, continued

         A summary of information related to these options for the years ended December 31, 1998, 1997 and 1996 follows:

                                                        1998                  1997                  1996
                                               ----------------------  --------------------  ---------------------
                                                           Weighted              Weighted              Weighted
                                                           Average                Average               Average
                                                           Exercise              Exercise               Exercise
                                                 Shares   Price/Share   Shares  Price/Share   Shares   Price/Share
                                                -------   -----------  ------- ------------  --------  -----------

         Outstanding, beginning of year           2,186        $7.19     1,668        $7.10       365        $3.71
           Granted                                1,756         9.97       545        13.73     1,310         8.02
           Exercised/Canceled                       (21)        6.11       (27)        7.04        (7)        3.00
                                                -------  -----------  -------- ------------  --------   ----------
         Outstanding, end of year                 3,921        $9.24     2,186        $7.19     1,668        $7.10
                                                =======  ===========  ======== ============  ========  ===========

         Available for grant, end of year           329                  1,080                  1,625
                                                =======               ========               ========

         Price range at end of year            $3.00 to               $3.00 to               $3.00 to
                                                $16.87                $16.87                  $9.00
                                               =======                ========               ========

         Price range for exercised             $3.00 to               $3.00 to
                                                $9.00                  $8.75                   $3.00
                                               =======                ========               ========

         Weighted-average fair value of
           options granted during the year       $3,955                 $2,239                 $3,252
                                               ========               ========               ========




                                                  Weighted
                                                   Average         Weighted
                                                  Remaining        Average
                        Number       Number      Contractual    Exercise Price
  Price per Share    Outstanding   Exercisable       Life          per Share
-------------------  ------------  -----------   -----------    --------------
 $3.00 to $ 4.50             183           183     6.3 years       $      3.00
 $4.51 to $ 7.00           1,111           372     8.8 years              5.92
 $7.01 to $ 9.00           1,082           647     7.1 years              8.61
 $9.01 to $17.00           1,545           173     8.9 years             12.88
                     -----------     ---------                  --------------
                           3,921         1,375                     $      9.26
                     ===========     =========                  ==============

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)




8.       Stock Options and Warrants, continued

         SFAS No. 123 requires the Company to disclose pro forma net income and earnings per share determined as if the Company had accounted for stock-based compensation awards granted after December 31, 1994 under the fair value method described in that statement. For purposes of this disclosure, the fair value of options under SFAS No. 123 were estimated at each grant date using a Black-Scholes option pricing model, the most commonly used model, and the following assumptions: risk-free interest rates from 4.2% to 7.2%, a dividend yield of zero, a volatility factor of the expected market price of the Company's common stock of 26%, and an expected option life of three to five years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The Company's employee stock options have characteristics significantly different from those of traded options, including vesting requirements and restrictions on transfer. Because of these differences and the impact of the Company's limited history, lack of comparable public companies, the Company's rapid growth and the significant volatility in stock price since its initial public offering, management believes that the Black-Scholes model may not provide a reliable measure of the fair value of the Company's employee stock options.

         The Company's results as reported and its pro forma results using the valuation model discussed above are as follows:

                                                               1998        1997         1996
                                                           ----------   ---------    ---------
            Net income                                     $    7,542   $     300    $   2,622
                                                           ==========   =========    =========
            Net income (loss), pro forma                   $    5,631   $  (1,939)   $    (629)
                                                           ==========   =========    =========

            Earnings per common share, as reported:
              Basic                                        $      .31   $    --      $     .20
                                                           ==========   =========    =========
              Diluted                                      $      .30   $    --      $     .19
                                                           ==========   =========    =========

            Earnings (loss) per common share, pro forma:
              Basic                                        $      .23   $    (.11)   $    (.05)
                                                           ==========   =========    =========
              Diluted                                      $      .23   $    (.11)   $    (.05)
                                                           ==========   =========    =========





         In connection with the initial public offering, the Company issued warrants to purchase up to 240 shares of common stock at an exercise price of $3.60 to the representatives of the underwriters. These warrants are exercisable for a five year period commencing on February 22, 1996. To date, 203 of these warrants have been exercised.

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

         In June 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Superior Cable & Supply, Inc. ("Superior"). Superior is a specialty distributor of multimedia wire and cable products and has locations in Oklahoma, Arkansas, Louisiana and Texas. The purchase price consisted of $3,044 in cash and common stock. In addition, the Company assumed and repaid approximately $686 of bank indebtedness.

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



9.       Acquisitions, continued

         ("Connectivity") bank debt by Anicom. In addition, the Company entered into a supply agreement with Connectivity.

         In March 1997, Anicom purchased all of the issued and outstanding common stock of Security Supply, Inc. ("Security Supply") of New Orleans, Louisiana. Security Supply is a distributor of alarm, security and life safety products in Louisiana and surrounding states. The purchase price was approximately $2,000 payable in cash and common stock.

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

         In September 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Western Wire and Alarm Products, Inc. ("Western") of Denver, Colorado, a specialist in the sale and distribution of security devices and wire. The purchase price was $300 payable in cash and common stock. In connection with the acquisition, the Company paid in full $50 of Western's bank indebtedness.

         In September 1996, the Company acquired Norfolk Wire & Electronics Inc. ("Norfolk"), through the purchase of all issued and outstanding shares of common stock. Norfolk's operations consisted principally of the sale and distribution of voice and data wire, cable and ancillary products. In addition to its four locations in the state of Virginia, Norfolk had locations in Tinton Falls, New Jersey and Gaithersburg, Maryland. The purchase price was $8,000 payable in cash and common stock. At the closing, the Company paid in full approximately $2,600 of Norfolk bank indebtedness.

         In May 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Southern Alarm Supply Co., Inc. ("Southern") of Nashville, Tennessee, a specialist in the sale and distribution of security devices and wire. The purchase price was $350 payable in cash and common stock.

         In March 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Northern Wire & Cable, Inc. ("Northern"), a specialist in the sale and distribution of wire, cable, fiber optics and connectivity products for structured wiring, power cables, cable connector assemblies for automation, computers and robotics and value-added services for the industrial management and technology market. Northern had branches in Troy, Michigan; Cleveland, Ohio; Atlanta, Georgia; Tampa, Florida; and Las Vegas, Nevada. The purchase price was $13,600 payable in cash, notes and common stock. In connection with the acquisition, the Company assumed approximately $5,600 of Northern bank indebtedness which was paid in full at closing.

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)



9.       Acquisitions, continued

         In February 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Medisco, Inc. ("Medisco") of Indianapolis, Indiana, a distributor of wire and cable products. The purchase price was $837 payable in cash.

         All acquisitions have been recorded under the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated results of operations from the date of acquisition. The purchase price is allocated to assets acquired and liabilities assumed based on the estimated fair market value on the date of the acquisition.

         The following pro forma consolidated financial information assumes that the significant acquisitions and the 1997 issuances of equity discussed in Notes 5 and 13, which were a significant source of the funds used in certain of the acquisitions, occurred on January 1, 1997. It further assumes that the equity transaction discussed in Note 13 resulted in the issuance of common stock, based on the conversion of the Preferred Stock to Common Stock approximately four months after its issuance. The results do not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 1997 nor are they indicative of the results which may occur in the future.

                                                    1998            1997
                                                -----------     -----------
                                                       (unaudited)

Net sales                                          $541,482        $481,377
                                                ===========      ==========
Operating income                                     18,435 (1)       8,347 (2)
                                                ===========      ==========
Net income                                            8,681 (1)       4,088 (2)
                                                ===========      ==========

Net income available to common stockholders           8,080 (1)       3,192 (2)
                                                ===========      ==========

Pro forma earnings per common share:
  Basic                                                $.32 (1)        $.14 (2)
                                                ===========      ==========

  Diluted                                              $.32 (1)        $.14 (2)
                                                ===========      ==========

Pro forma weighted average
 common shares outstanding:
  Basic                                              25,079          22,845
                                                ===========      ==========
  Diluted                                            26,482          24,249
                                                ===========      ==========


     (1)  Amount includes the $5,158 acquisition integration charge discussed in
          Note 10.

     (2)  Amount includes the $5,584 of Reengineering costs discussed in Note 6.

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)




10.      Acquisition Integration Charge

         The Company incurred a one-time acquisition integration charge during the third quarter of 1998 of approximately $5,156. This charge includes $2,800 for settlement of real estate obligations, the write-off of leasehold improvements, and facility relocation costs; $1,350 one-time acquisition incentive bonuses; and $1,006 related to severance and other costs.

         As of December 31, 1998, approximately $2,658 has been paid the remainder is included in accrued liabilities. The majority of the accrual remaining relates to lease abandonment costs that will be paid through 2002 unless early terminations can be negotiated.

11.      Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for each of the years ended December 31, 1998, 1997 and 1996:

                                                                            1998          1997           1996
                                                                       -------------  ------------  -------------
          Numerator:
             Net income                                                     $ 7,542        $  300        $ 2,622
             Less: dividend on preferred stock                                 (168)         (296)            --
                                                                        ------------   -----------   ------------
             Net income available to common stockholders                    $ 7,374          $  4        $ 2,622
                                                                        ============   ===========   ============


          Denominator:
             Denominator for basic earnings per share  -  weighted
                average common shares outstanding                            23,918        17,476         13,384
             Plus:
                Effect of assumed conversion of
                  convertible preferred stock                                   388            --             --
                Effect of employee stock options and warrants                   510            --            196
                                                                        ------------   -----------   ------------
                                                                             24,816        17,476         13,580
                                                                        ============   ===========   ============
          Earnings per share:
             Basic                                                           $  .31          $ --         $  .20
                                                                        ============   ===========   ============
             Diluted                                                         $  .30          $ --         $  .19
                                                                        ============   ===========   ============

12.  Commitments and Contingencies

         Employment   Agreements
         The  Company  has  entered  into  employment  agreements  with  certain officers. In the event of a change in control, as defined, the employment agreements provide for severance payments for these officers if employment is terminated. The aggregate base salary payable to these officers under the employment agreements in 1999 is approximately $1,000. In the event of a change in control, the Company may become obligated to make payments to certain of these officers of approximately $5,500, plus an annuity, the present value of which, in the aggregate, will not exceed 2% of the transaction value which resulted in the change in control. In addition, these payments are subject to gross-up for certain taxes.

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)





12.      Commitments and Contingencies, continued

         Operating Leases
         The Company leases certain warehouse and office facilities and equipment under operating leases. Rental expense under the leases was approximately $5,521, $3,216 and $1,419 for the years ended December 31, 1998, 1997 and 1996, respectively. Approximate minimum annual lease payments required on noncancelable leases having initial or remaining lease terms in excess of one year as of December 31, 1998 are as follows:

                          Year                    Amount
                          -----------            -------

                          1999                   $ 6,758
                          2000                     5,812
                          2001                     4,759
                          2002                     3,734
                          2003                     2,393
                          Thereafter               4,613
                                                 -------

                          Total                  $28,069
                                                 =======


         The Company is also obligated to pay certain taxes and assessments relating to these leases. Certain leases contain renewal options.

         Retirement Plan
         The Company maintains a defined contribution retirement plan (the "Anicom Plan"). Employer contributions under the plan are limited to 25% of employee contributions up to 4% of compensation.

         Subsequent to the acquisition of Norfolk, the Company gained an additional defined contribution retirement plan (the "Norfolk Plan") which required Company contributions of 25% up to a maximum of 4% of employee compensation. Effective September, 1997, no further contributions to the Norfolk Plan are allowed. Participants in the Norfolk Plan have been given the opportunity to participate in the Anicom Plan. The Norfolk plan was terminated in 1998.

         With the acquisition of TW, the Company has an additional defined contribution plan (the "TW Plan"). The TW Plan allows employee contributions of up to 15% of compensation. The TW Plan does not require employer contribution. During 1998 the TW Plan was frozen and all contributions were ceased. Participants in the TW Plan have been given the opportunity to participate in the Anicom Plan. The Company is in the process of terminating the TW Plan.

         Total Company contributions to the plans were approximately $194, $113 and $104 in 1998, 1997 and 1996, respectively.

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)





12.      Commitments and Contingencies, continued

         Other
         The Company is subject to legal proceedings and arbitration claims related to acquired businesses and product lines which have been disposed of as well as those that arise in the ordinary course of business. In the opinion of management, the amount of any liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

13.      Other Financial Information

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

         Below is a summary of acquisition cost activity:

                                                                             Tax
                                     External               Lease Exit   Liabilities
                                    Consultants   Severance    Costs      and Other    Total
                                      -------      -------    -------      -------    -------
         Balance, January 1, 1997     $   133      $   819    $   438      $   178    $ 1,568
         Establish liabilities          1,882        3,091      2,043        1,827      8,843
         Expenditures                  (1,537)        (560)      (286)        (409)    (2,792)
                                      -------      -------    -------      -------    -------
         Balance, December 31, 1997       478        3,350      2,195        1,596      7,619
         Establish liabilities          3,350           33      1,322        2,807      7,512
         Expenditures                  (2,651)      (2,996)      (225)        (727)    (6,599)
                                      -------      -------    -------      -------    -------
         Balance, December 31, 1998   $ 1,177      $   387    $ 3,292      $ 3,676    $ 8,532
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

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)






14.      Supplemental Cash Flow Information

         The following is a summary of the noncash investing and financing for the years ended December 31, 1998, 1997 and 1996:

                                                                        1998            1997             1996
                                                                   -------------   -------------    -------------
         Acquisitions:
           Fair value of assets acquired                           $      97,627   $     108,591    $      53,266
           Acquisition liabilities and costs                             (7,802)         (8,843)          (3,614)
           Bank debt assumed                                            (12,686)        (16,818)          (9,318)
           Other liabilities assumed                                    (12,545)        (27,164)         (20,456)
           Convertible preferred stock issued                           (20,000)              --               --
           Common stock issued                                          (14,581)        (21,627)          (5,537)
                                                                   -------------    -------------   -------------
           Cash paid                                                      30,013          34,139           14,341
           Less:  cash acquired                                            (105)           (338)            (140)
                                                                   -------------    ------------    -------------
                                                                   $      29,908   $      33,801    $      14,201
                                                                   =============   =============    =============

         Dispositions:
           Value of assets sold, net of transaction costs          $       5,627   $         117    $         404
                                                                   =============   =============    =============

           Short term receivable due                               $       2,927
                                                                   =============
           Notes receivable accepted                                               $         400    $         875
                                                                                   =============    =============
           Anicom common stock received                                                             $         507
                                                                                                    =============

         Conversion of Preferred Stock:
           Conversion to Common Stock                                              $      27,000
                                                                                   =============
           Payment of dividends in Common Stock                                    $         297
                                                                                   =============

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)




15.      Other Related Party Transactions

         One of the Company's directors is a Managing Director of an investment banking firm which served as a placement agent for the Company's private placement in December, 1997 and as one of the underwriters of the Company's follow-on offering in November, 1995. Another of the Company's directors is the Chief Executive Officer of an insurance brokerage company which is used by the Company.

16.      Quarterly Operating Results (unaudited)

                                                               Three Months Ended
                                         ----------------------------------------------------------------
                                            12/31/98         9/30/98         6/30/98          3/31/98
                                          -------------   --------------   -------------    -------------

        Net Sales                             $130,859        $124,071         $113,252         $102,099
        Gross profit                            29,894          26,906           25,187           22,680
        Operating earnings                       5,253             830 (1)        5,150            4,652
        Net income                             $ 2,150          $ (88) (1)      $ 2,813          $ 2,667
        Earnings per share:
            Basic earnings per share             $0.08            $ --            $0.12            $0.12
            Diluted earnings per share           $0.08            $ --            $0.12            $0.11

         (1) Amount includes the $5,158 acquisition integration charge discussed in Note 10.


17.      Subsequent Event (unaudited)

         During the first quarter of 1999 the Company adopted a stockholder rights plan (the "Rights Plan"). Under the Rights Plan, preferred stock purchase rights ("Rights") will be distributed to stockholders of record as of March 31, 1999, at the rate of one Right for each outstanding share of the Company's common stock. The Rights will not be exercisable unless a person or group acquires 15% or more of the Company's common stock or announces a tender offer upon consummation of which such person or group would own 15% or more of the common stock. Each Right, when exercisable, entitles the holder to purchase one share of the Company's common stock at 50% of the current market price. If the Company is acquired through a merger or other business combination transaction, or 50% or more of the Company's assets or earning power is sold, each right will entitle the holder to purchase the surviving company's common stock at 50% of the current market price. The Rights will expire in ten years unless earlier redeemed or terminated. The Company generally may amend the Rights or redeem the Rights at $0.01 per Right at any time prior to the time a person or group has acquired 15% of the Company's common stock.

                                  Anicom, Inc.
                 Schedule II - Valuation and Qualifying Accounts
              For the years ended December 31, 1998, 1997 and 1996
                                 (in thousands)


                                            1998        1997      1996
                                           -------    -------    -----
         Allowance for Doubtful Accounts
           Balance, beginning of year      $ 2,442    $   980    $ 120
           Additions                         2,406      2,183      939
           Write-offs, net of recoveries      (708)      (721)     (79)
                                           -------    -------    -----
           Balance, end of year            $ 4,140    $ 2,442    $ 980
                                           =======    =======    =====

         Inventory Valuation Allowance
           Balance, beginning of year      $ 2,276    $   300
           Additions                         2,134      2,694    $ 535
           Write-offs                       (1,973)      (718)    (235)
                                           -------    -------    -----
           Balance end of year             $ 2,437    $ 2,276    $ 300
                                           =======    =======    =====

                                   SIGNATURES
         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1999.

                                  ANICOM, INC.

                                  By:     /s/ SCOTT C. ANIXTER
                                          ------------------------------------

                                          Scott C. Anixter
                                          Chairman and Chief Executive Officer





         This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                            Date
----------------------     ---------------------------------     --------------


 /s/ SCOTT C. ANIXTER      Chairman, Chief Executive Officer      March 31, 1999
----------------------     and Director
   Scott C. Anixter        (Principal Executive Officer)


 /s/ ALAN B. ANIXTER       Chairman of the Board                  March 31, 1999
----------------------
   Alan B. Anixter


  /s/ CARL E. PUTNAM       President,                             March 31, 1999
----------------------     Chief Operating Officer
    Carl E. Putnam         and a Director


/s/ DONALD C. WELCHKO      Vice President,                        March 31, 1999
----------------------     Chief Financial Officer
  Donald C. Welchko        and a Director
                           (Principal Financial and
                           Accounting Officer)


  /s/ PETER HUIZENGA       Director                               March 31, 1999
----------------------
    Peter Huizenga


   /s/ LEE B. STERN        Director                               March 31, 1999
----------------------
     Lee B. Stern