Form 10-Q
period 1999-03-31
ANICOM INC
filed 1999-05-14
CIK 935802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999

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

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share as of May 5, 1999: 25,118,058

PART I.  --  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  Anicom, Inc.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except per share data)



                                                               March 31, 1999           December 31,
                                                                 (Unaudited)                1998
ASSETS                                                          ------------           ------------
Current assets:
   Cash and cash equivalents                                     $      3,061           $      2,589
   Accounts receivable, less allowance for doubtful
     accounts of $4,001 and $4,140, respectively                      128,788                106,043
   Inventory, primarily finished goods                                 81,103                 87,250
   Other current assets                                                18,648                 17,449
                                                                 ------------           ------------
         Total current assets                                         231,600                213,331

Property and equipment, net                                             9,897                  9,963
Goodwill, net of accumulated amortization of $4,606 and
   $3,740, respectively                                               127,538                128,280
Other assets                                                            1,487                  1,647
                                                                 ------------           ------------
         Total assets                                            $    370,522           $    353,221
                                                                 ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $     68,678           $     58,205
   Accrued expenses, acquisition and other liabilities                 16,398                 18,836
   Long-term debt, current portion                                        271                  1,227
                                                                 ------------           ------------
         Total current liabilities                                     85,347                 78,268

Long-term debt, net of current portion                                 91,656                 85,516
Other liabilities                                                       3,288                  3,067
                                                                 ------------           ------------
         Total liabilities                                            180,291                166,851
                                                                 ------------           ------------

Commitments and Contingencies

Convertible  redeemable  preferred  stock,
    series B, par value  $.01 per share,
    liquidation value $1,000 per share; 20 shares
     authorized, issued and outstanding                                20,000                20,000
                                                                 ------------           ------------

Stockholders' equity:
   Common stock, par value $.001 per share;
     100,000 shares  authorized,  25,118
     and 25,083 shares issued and
     outstanding, respectively                                             17                     17
   Preferred stock, Series c, par value $.01 per share;
     50 shares authorized; no shares issued and outstanding               --                     --
   Preferred stock, undesignated, par value $.01 per share;
     903 shares authorized; no shares issued and outstanding              --                     --
   Additional paid-in capital                                         155,863                155,653
   Retained earnings                                                   13,572                 10,597
   Other comprehensive income                                             779                    103
                                                                 ------------           ------------
         Total stockholders' equity                                   170,231                166,370
                                                                 ------------           ------------
         Total liabilities and stockholders' equity              $    370,522           $    353,221
                                                                 ============           ============






            See Notes to Condensed Consolidated Financial Statements

                                  Anicom, Inc.
            Condensed Consolidated Statements of Comprehensive Income
                      (In thousands, except per share data)


                                                      For the Three Months Ended
                                                               March 31,
                                                              (unaudited)
                                                          1999           1998
                                                       ---------      ---------

Net sales                                              $ 137,242      $ 102,099
Cost of sales                                            106,762         79,419
                                                       ---------      ---------
Gross profit                                              30,480         22,680
                                                       ---------      ---------

Operating expenses:
   Selling                                                12,223          9,248
   General and administrative                             11,630          8,780
                                                       ---------      ---------
         Total operating expenses                         23,853         18,028
                                                       ---------      ---------

Income from operations                                     6,627          4,652
                                                       ---------      ---------

Other income (expense):
   Interest income                                            52             23
   Interest expense                                       (1,530)          (230)
                                                       ---------      ---------
         Total other income (expense)                     (1,478)          (207)
                                                       ---------      ---------

Income before income taxes                                 5,149          4,445
Provision for income taxes                                 2,026          1,778
                                                       ---------      ---------
Net income                                                 3,123          2,667
Less:  dividend on preferred stock                          (148)          --
                                                       ---------      ---------

Net income available to common stockholders            $   2,975      $   2,667
                                                       =========      =========

Earnings per common share:
   Basic                                               $    0.12      $    0.12
                                                       =========      =========
   Diluted                                             $    0.12      $    0.11
                                                       =========      =========

Weighted average common shares outstanding:
   Basic                                                  25,097         23,295
                                                       =========      =========
   Diluted                                                27,095         23,881
                                                       =========      =========


Total comprehensive income was $3,651 and $2,667 for the three months ended March 31, 1999 and 1998, respectively. Comprehensive income includes foreign currency translation adjustments of $676 and $0 for the three months ended March 31, 1999 and 1998, respectively.


            See Notes to Condensed Consolidated Financial Statements

                                  Anicom, Inc.
                 Condensed Consolidated Statements of Cash Flows
                      (In thousands, except per share data)

                                                      For the Three Months Ended
                                                              March 31,
                                                             (unaudited)
                                                           1999        1998
                                                         --------    --------

Cash flows from operating activities:
   Net income available to common stockholders           $  2,975    $  2,667
   Adjustments to reconcile to net cash provided by
       (used in) operating activities:
     Depreciation and amortization                          1,423         750
   Increase (decrease) in cash attributable to
       changes in assets and liabilities:
     Accounts receivable                                  (22,745)    (17,699)
     Inventory                                              6,146      (5,219)
     Other assets                                          (1,028)      2,235
     Accounts payable                                       9,927      10,116
     Accrued expenses and acquisition liabilities          (1,899)     (3,176)
                                                         --------    --------

         Net cash used in operating activities             (5,201)    (10,326)
                                                         --------    --------

Cash flows from investing activities:
   Purchase of property and equipment                        (362)       (249)
   Cash paid for acquired companies                          --        (1,657)
   Other                                                      642        --
                                                         --------    --------

         Net cash provided by (used in)
              investing activities                            280      (1,906)
                                                         --------    --------

Cash flows from financing activities:
   Payment of long-term debt and assumed bank debt        (19,507)    (13,898)
   Proceeds from long-term debt                            24,900      26,300
                                                         --------    --------

         Net cash provided by financing activities          5,393      12,402
                                                         --------    --------

Net increase in cash and cash equivalents                     472         170

Cash and cash equivalents, beginning of period              2,589         687
                                                         --------    --------

Cash and cash equivalents, end of period                 $  3,061    $    857
                                                         ========    ========






            See Notes to Condensed Consolidated Financial Statements

                                  Anicom, Inc.
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)


1.       Basis of Presentation

         The accompanying condensed consolidated unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Anicom, Inc. (the "Company" or "Anicom") as of March 31, 1999 and the results of its operations and cash flows for the three months ended March 31, 1999 and 1998. Reported interim results of operations are based, in part, on estimates that may be subject to year-end adjustment. In addition, these interim results of operations are not necessarily indicative of those expected for the year.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

2.       Nature of Business
         Anicom specializes in the sale and distribution of multimedia technology products including communications related wire, cable, fiber optics and computer network and connectivity products. The Company operates in a single business and geographical segment.

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

                                  Anicom, Inc.
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)


3.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998.


                                                                               1999        1998
                                                                             --------    --------
         Numerator:
            Net income                                                       $  3,123    $  2,667
            Less:  dividend on preferred stock                                   (148)       --
                                                                             --------    --------
            Net income available to common stockholders                      $  2,975    $  2,667
                                                                             ========    ========

         Denominator:
            Denominator for basic earnings per share - weighted average
               common shares outstanding                                       25,097      23,295
            Plus:
               Effect of assumed conversion of convertible preferred stock      1,404        --
               Effect of employee stock options and warrants                      594         586
                                                                             --------    --------
               Denominator for diluted earnings per share                      27,095      23,881
                                                                             ========    ========

         Earnings per share:
            Basic                                                            $   0.12    $   0.12
                                                                             ========    ========
            Diluted                                                          $   0.12    $   0.11
                                                                             ========    ========


4.       Acquisitions

         In September 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Texcan Cables Limited, Texcan Cables, Inc. and Texcan Cables International, Inc. (collectively referred to as "Texcan"). Headquartered in Vancouver, British Columbia, Texcan is a specialist in the distribution of wire, cable, fiber optics and connectivity products. Texcan has 13 locations throughout Canada and seven locations in the United States. The aggregate purchase price was approximately $56,900 and consisted of 1,404 shares of common stock; 20 shares of Series B Preferred Stock; and approximately $27,000 in cash. In addition, Anicom repaid approximately $12,000 of Texcan bank indebtedness upon closing.

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

                                  Anicom, Inc.
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)


4.       Acquisitions, continued

         In March 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Yankee Electronics Inc. ("Yankee") and Optical Fiber Components Inc. ("OFCI"). Yankee and OFCI are specialty distributors of multimedia wire, cable and fiber optic cable and accessories located in New Hampshire and Virginia, respectively. The purchase price for these acquisitions consisted of $3,800 in cash and common stock. In addition, the Company assumed approximately $255 of Yankee and OFCI debt that was paid at closing.

         All acquisitions have been recorded under the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated results of operations from the date of acquisition. The purchase price is allocated to assets acquired and liabilities assumed based on the estimated fair market value on the date of the acquisition.


5.       Stockholder Rights Plan

         During the first quarter of 1999, the Company adopted a stockholder rights plan (the "Rights Plan"). Under the Rights Plan, preferred stock purchase rights ("Rights") were distributed to stockholders of record as of March 31, 1999, at the rate of one Right for each outstanding share of the Company's common stock. Generally, the Rights will not be triggered unless a person or group acquires 15% or more of the Company's common stock or announces a tender offer upon consummation of which such person or group would own 15% or more of the common stock. Each Right, when exercisable, entitles the holder to purchase shares of the Company's common stock at 50% of the current market price. If the Company is acquired through a merger or other business combination transaction, or 50% or more of the Company's assets or earning power is sold, each right will entitle the holder to purchase the surviving company's common stock at 50% of the current market price. The Rights will expire in ten years unless earlier redeemed or terminated. The Company generally may amend the Rights or redeem the Rights at $0.01 per Right at any time prior to the time a person or group has acquired 15% of the Company's common stock.

                                  Anicom, Inc.
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)


6.       Supplemental Cash Flow Information

         The following summarizes non-cash investing and financing activities for the three months ended March 31, 1998. For the three months ended March 31, 1999 there were no material non-cash investing or financing activities. Non-cash activity related to acquisitions includes initial amounts estimated and any subsequent changes to those initial estimates.

                                                              March 31,
                                                                1998
                                                             ---------
           Acquisitions:
              Fair value of assets acquired                   $  9,668
              Acquisition liabilities and costs                   (250)
              Liabilities assumed                               (6,114)
              Common stock issued                               (1,554)
                                                              --------
              Cash paid                                          1,750
              Less:  cash acquired                                 (93)
                                                              --------
              Net cash paid for acquisitions                  $  1,657
                                                              ========



7.       Recent Pronouncements

         During the second quarter of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which will be effective for the Company's fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Management does not anticipate that SFAS No.133 will have a material impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth selected income statement data of Anicom expressed as a percentage of net sales for the periods indicated:

                                                  For the Three Months Ended
                                                           March 31,
                                                       1999          1998
                                                 -------------  ------------
Income Statement Data:
  Net sales                                             100.0%        100.0%
  Cost of goods sold                                     77.8          77.8
                                                 -------------  ------------
  Gross profit                                           22.2          22.2
                                                 -------------  ------------
  Operating expenses and other:
    Selling expenses                                      8.9           9.1
    General and administrative expenses                   8.5           8.6
                                                 -------------  ------------
  Operating income                                        4.8           4.6
  Interest expense                                       (1.1)         (0.2)
  Interest income                                          __            __
                                                 -------------  ------------
  Income before income taxes                              3.8           4.4
  Income taxes                                            1.5           1.7
                                                 -------------  ------------
  Net income                                              2.3           2.6
   Less:  Dividend on preferred stock                    (0.1)           __
                                                 -------------  ------------

  Net income available to common stockholders             2.2%          2.6%
                                                 =============  ============


------------------
Note:  Percentages may not sum due to rounding.


Results of Operations for the three months ended March 31, 1999 compared to the three months ended March 31, 1998

         Net sales for the quarter ended March 31, 1999 increased to a record $137.2 million, a 34.4% increase over net sales of $102.1 million in the first quarter of 1998. The significant increase is primarily attributable to acquisitions coupled with internal growth, which has led to new customers, new products, increased market share, expanded market penetration and increased volume with existing customers. For the three months ended March 31, 1999, net income and diluted earnings per share were $3.1 million or $0.12 per share compared to $2.7 million or $0.11 per share for the three months ended March 31, 1998.

         Anicom's gross profit for the three months ended March 31, 1999 increased by $7.8 million or 34.4% to $30.5 million versus $22.7 million for the three months ended March 31, 1998. This increase resulted from Anicom's acquired sales volume and internal growth. As a percentage of net sales, gross profit was 22.2% for the three months ended March 31, 1999 and 1998. The gross margin improvements that resulted from the economic efficiencies created by Anicom's increased purchasing volume were offset by the impact of lower historical gross profit margins of certain of the Company's recent acquisitions which have historically had lower margin product offerings. Management continues to work to mitigate the impact of these historically lower gross margins by increasing the depth and breadth of products offered at these locations and by continuing to leverage our purchasing volume with vendors.

         Selling expenses as a percentage of net sales improved from 9.1% of net sales for the three months ended March 31, 1998 to 8.9% of net sales for the three months ended March 31, 1999. These improvements resulted primarily from the Company continuing to realize operating leverage from its growth and acquisitions and conforming the selling incentive programs of acquired companies with those of Anicom. Selling expenses increased by $3.0 million for the three months ended March 31, 1999 compared to the same period in 1998. This increase occurred in conjunction with the Company's increase in net sales and the increase in sales headcount resulting from the Company's acquisitions and internal growth.

         General and administrative expenses as a percentage of net sales, improved to 8.5% for the three months ended March 31, 1999 from 8.6% for the same period in 1998. This improvement relates to the continued reduction of acquired companies' overhead costs as the Company further realized operating leverage from its acquisition-based integrated growth strategy. The impact of this continued reduction of overhead costs was offset by $365,000 of additional costs incurred to settle certain lease and labor obligations in connection with the divestiture of the Company's Broadband division. General and administrative expenses increased from $8.8 million for the three months ended March 31, 1998 to $11.6 million for the three months ended March 31, 1999. The Company's acquisitions during the first nine months of 1998, led to these increases.

         For the three months ended March 31, 1999 interest expense increased to $1.5 million compared to $230,000 for the same period in 1998. This is primarily a result of the Company's increased borrowings under its credit facility to fund the cash consideration and debt payoff related to acquisitions, and to meet the increased working capital requirements associated with sales growth experienced during the last three quarters of 1998 and the first quarter of 1999.

         The provision for income taxes increased to $2.0 million for the three months ended March 31, 1999 from $1.8 million for the same period in 1998. The increase is a result of the increase in income before income taxes. For three months ended March 31, 1999 the provision for income taxes, as a percentage of income before income taxes, decreased to 39.3% from 40.0% during the same period in 1998.

         Net income for the three months ended March 31, 1999 was $3.1 million as compared to $2.7 million for the same period in 1998. For the three months ended March 31, 1999 basic and diluted earnings per common share were $.12 per share, compared to $.12 and $.11 per share, respectively for the same period in 1998. Diluted weighted average shares increased approximately 13.5% from the same period in 1998. Excluding the impact of additional costs incurred to settle certain lease and labor obligations in connection with the divestiture of the Company's Broadband division, management believes that basic and diluted earnings per share would have been $0.13 for the three months ended March 31, 1999.


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

         As of March 31, 1999, Anicom had working capital of approximately $146.3 million as compared to $135.1 million as of December 31, 1998. At March 31, 1999, amounts outstanding under the Facility were approximately $91.4 million.

         During the three months ended March 31, 1999 cash flows from operating activities used $5.2 million of cash compared to $10.3 million used during the same period in 1998. This decrease relates primarily to reductions in inventory levels resulting from significant increases in sales during the latter part of the first quarter of 1999 and the continued inventory consolidation of acquired companies as these companies are integrated and brought onto the Company's common information system. This decrease was offset in part by an increased investment in receivables resulting from a significant increase in sales during the latter part of the first quarter of 1999. Operating cash flow was also used to fund acquisition-related activities, including expanding product offerings and funding business integration liabilities.

         During the three months ended March 31, 1999 cash flows from investing activities generated approximately $280,000 compared to using approximately $1.9 million during the same period in 1998. During the first quarter of 1998, Anicom completed the acquisitions of Yankee Electronics and Optical Fiber Components. Cash paid for these acquisitions accounted for the majority of cash used for investing activities the first quarter of 1998. During the first quarter of 1999 the Company received a favorable purchase price adjustment from a previous acquisition which was offset in part by investments in property and equipment.

         During the three months ended March 31, 1999 cash flows from financing activities generated approximately $5.4 million compared to $12.4 million during the same period in 1998. The decrease relates to a reduction in borrowings under the Facility in the first quarter of 1999 compared to the first quarter of 1998. During 1998 borrowings under the Facility were made to fund increased working capital requirements and acquisition activity. During 1999 working capital requirements have decreased when compared to 1998 due to investments made during previous periods.


Inflation
         Although the operations of Anicom are influenced by general economic conditions, Anicom does not believe that inflation had a material effect on the results of the operations during the first quarter of 1999.


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

         Texcan's Canadian financial and distribution systems were upgraded to become Year 2000 compliant during the first quarter of 1999 at a cost of approximately $50,000. Texcan's Canadian systems will be converted to the Company's new information technology system sometime subsequent to the second quarter of 1999.

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

         The Company does not currently have any formal information concerning the Year 2000 readiness of its customers, and given the breadth and diversity of its customer base, the Company is only making a formal inquiry of selected customers. The Company believes that the impact of isolated occurrences resulting from any of its customers failing to be Year 2000 compliant would not be materially adverse to the Company. However, widespread interruptions to customers serviced by the Company could result in reduced sales, increased inventory or receivable levels and a reduction in cash flow.

         The Company has not incurred, and does not believe it will incur, material costs related to any inquiry as to the Year 2000 readiness of its suppliers, other third party relationships and customers.

         PHYSICAL FACILITY SYSTEMS: The Company is continuing to evaluate the Year 2000 readiness of its physical facility systems, such as phone systems, power, security systems, heating, ventilation and air conditioning systems, etc. The Company expects to complete the assessment phase of its physical facility systems during the second quarter of 1999 with remedial action planned for the third quarter of 1999.

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

         The Company is currently implementing contingency plans to be carried out in the event of an external Year 2000 failure of vendors that are critical to normal information systems business operations. Management estimates these plans will be completed by the third quarter of 1999. These plans include both internal and external resources and facilities for off-site computer processing and personnel relocation in the event of power or data communication failure that results in the inability to utilize an existing company facility.

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

Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

         In compliance with the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995, the Company notes the statements contained in this quarterly report that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties more fully described in Anicom's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in Anicom's Registration Statement on Form S-3 (File No. 333-61715), in Anicom's Annual Report on Form 10-K for the year ended December 31, 1998, and in this quarterly report. Whenever possible, the Company has identified these forward looking statements by words such as "believe," "feel," "anticipate," "expect" and similar expressions used in this quarterly report as they relate to Anicom or its management. Anicom wishes to caution readers of this quarterly report that these risks and uncertainties could cause Anicom's actual results in 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Anicom. These risks and uncertainties include, without limitation, Anicom's limited operating history on which expectations regarding its future performance can be based, general economic and business conditions affecting the industries of Anicom's customers in existing and new geographical markets, competition from, among others, national and regional distributors that have greater financial, technical and marketing resources and distribution capabilities than Anicom, the availability of sufficient capital, Anicom's ability to identify the right product mix and to maintain sufficient inventory to meet customer demand, Anicom's ability to successfully acquire and integrate the operations of additional businesses and Anicom's ability to operate effectively in geographical areas in which it has no prior experience.


Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in foreign exchange rates. The Company transacts certain of its business in Canadian dollars. These transactions expose the Company to fluctuations in exchange rates, which could have a material adverse effect on the financial results of the Company.

PART II  -- OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K

(a)             Exhibits.

                The following exhibits are filed with this report:

                Exhibit No.
                -----------

                    4.1 Rights Agreement dated as of March 17, 1999 between Anicom, Inc. and Harris Trust and Savings Bank, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock.*

                    27   Financial data schedule

                    * Previously filed as an Exhibit to Anicom's Registration Statement on Form 8-A, dated March 21, 1999.

(b)             Reports on Form 8-K.

                    The following Report on 8-K was filed during the first quarter of 1999

                       Form 8-K, dated March 18, 1999 (Press Release)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  ANICOM, INC.




Dated:   May 14, 1999                     By:   /S/ DONALD C. WELCHKO
                                                ------------------------------
                                                Donald C. Welchko
                                                Vice President and
                                                Chief Financial Officer

                                  ANICOM, INC.
                                INDEX TO EXHIBITS



                Exhibit No.
                -----------

                    4.1 Rights Agreement dated as of March 17, 1999 between Anicom, Inc. and Harris Trust and Savings Bank, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock.*

                    27   Financial data schedule


                    * Previously filed as an Exhibit to Anicom's Registration Statement on Form 8-A, dated March 21, 1999.