Form 10-Q
period 1999-06-30
ANICOM INC
filed 1999-08-16
CIK 935802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

                         Commission File Number 0-25364


                                  ANICOM, INC.
                (Name of registrant as specified in its charter)


             Delaware                                   36-3885212
 (State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                     Identification No.)


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


The number of shares outstanding of the registrant's Common Stock, par value $.001 per share as of July 31, 1999 was 25,120,958.

PART I.  --  FINANCIAL INFORMATION
Item 1.      Financial Statements

                                  ANICOM, INC.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except per share data)


                                                         June 30,
                                                           1999    December 31,
ASSETS                                                 (Unaudited)    1998
                                                         --------   --------

Current assets:
   Cash and cash equivalents                             $  6,009   $  2,589
   Accounts receivable, less allowance for doubtful
     accounts of $3,909 and $4,140, respectively          132,625    106,043
   Inventory, primarily finished goods                     92,498     87,250
   Other current assets                                    20,250     17,449
                                                         --------   --------
         Total current assets                             251,382    213,331
Property and equipment, net                                10,233      9,963
Goodwill, net of accumulated amortization
   of $5,351 and $3,740, respectively                     128,314    128,280
Other assets                                                1,086      1,647
                                                         --------   --------
         Total assets                                    $391,015   $353,221
                                                         ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $ 95,511   $ 58,205
   Accrued expenses, acquisition and other liabilities     15,376     18,836
   Long-term debt, current portion                            176      1,227
                                                         --------   --------
         Total current liabilities                        111,063     78,268
Long-term debt, net of current portion                     83,726     85,516
Other liabilities                                           4,088      3,067
                                                         --------   --------
         Total liabilities                                198,877    166,851
                                                         --------   --------

Commitments and Contingencies

Convertible  redeemable  preferred  stock,
    series B, par value  $.01 per share,
    liquidation value $1,000 per share; 20 shares
     authorized, issued and outstanding                    20,000     20,000
                                                         --------   --------

Stockholders' equity:
   Common stock, par value $.001 per share;
     100,000 shares  authorized,  25,121
     and 25,083 shares issued and
     outstanding, respectively                                 17         17
   Preferred stock, series C,
     par value $.01 per share;
     50 shares authorized;
     no shares issued and outstanding                        --         --
   Preferred stock, undesignated,
     par value $.01 per share;
     903 shares authorized;
     no shares issued and outstanding                        --         --
   Additional paid-in capital                             155,871    155,653
   Retained earnings                                       14,200     10,597
   Other comprehensive income                               2,050        103
                                                         --------   --------
         Total stockholders' equity                       172,138    166,370
                                                         --------   --------
         Total liabilities and stockholders' equity      $391,015   $353,221
                                                         ========   ========


            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)

                                                   For the               For the
                                              Three Months Ended     Six Months Ended
                                                     June 30,             June 30,
                                                   (unaudited)          (unaudited)
                                               -------------------  -------------------
                                                1999       1998       1999       1998

Net sales                                     $131,744   $113,252   $268,986   $215,349
Cost of sales                                  102,314     88,065    209,076    167,482
                                              --------   --------   --------   --------
Gross profit                                    29,430     25,187     59,910     47,867
                                              --------   --------   --------   --------

Operating expenses:
  Selling                                       13,310     10,302     25,533     19,550
  General and administrative                    12,477      9,735     24,107     18,516
  Legal settlement                               1,352       --        1,352       --
                                              --------   --------   --------   --------
      Total operating expenses                  27,139     20,037     50,992     38,066
                                              --------   --------   --------   --------

Income from operations                           2,291      5,150      8,918      9,801
Interest expense, net
                                                 1,479        461      2,957        667
                                              --------   --------   --------   --------

Income before income taxes                         812      4,689      5,961      9,134

Provision for income taxes                          32      1,876      2,058      3,654
                                              --------   --------   --------   --------

Net income                                         780      2,813      3,903      5,480


Less:  dividend on preferred stock                 152       --          300       --
                                              --------   --------   --------   --------

Net income available to common stockholders   $    628   $  2,813   $  3,603   $  5,480
                                              ========   ========   ========   ========

Earnings per common share:
    Basic                                     $    .03   $    .12   $    .14   $    .24
                                              ========   ========   ========   ========
    Diluted                                   $    .03   $    .12   $    .14   $    .23
                                              ========   ========   ========   ========

Weighted average common shares outstanding:
    Basic                                       25,119     23,425     25,108     23,360
                                              ========   ========   ========   ========
    Diluted                                     27,315     23,968     27,178     23,925
                                              ========   ========   ========   ========


            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
                 Condensed Consolidated Statements of Cash Flows
                      (In thousands, except per share data)

                                                                    For the Six Months Ended
                                                                             June 30,
                                                                           (unaudited)
                                                                    ------------------------
                                                                       1999            1998

Cash flows from operating activities:
   Net income                                                       $  3,903        $  5,480
   Adjustments to reconcile net income to
     net cash provided by (used in)
     operating  activities:
         Depreciation and amortization                                 2,887           1,545

   Increase (decrease) in cash attributable to
     changes in assets and liabilities:
         Accounts receivable                                         (26,582)        (29,181)
         Inventory                                                    (5,249)         (8,443)
         Other assets                                                 (5,272)          1,076
         Accounts payable                                             40,404          13,577
         Accrued expenses                                             (3,386)         (4,416)
                                                                    --------        --------
      Net cash provided by (used in) operating activities              6,705         (20,362)
                                                                    --------        --------

Cash flows from investing activities:
   Purchase of property and equipment                                 (3,025)         (1,117)
   Cash paid for acquired companies                                     --            (2,152)
   Cash received on the sale of product lines                          2,502            --
   Other                                                                 642            --
                                                                    --------        --------
      Net cash provided by (used in) investing activities                119          (3,269)
                                                                    --------        --------

Cash flows from financing activities:
   Payment of long-term debt and assumed bank debt                   (45,741)        (31,047)
   Proceeds from long-term debt                                       42,900          54,400
   Repayment of other debt and preferred dividends                      (563)           --
                                                                    --------        --------
      Net cash provided by (used in) financing activities             (3,404)         23,353
                                                                    --------        --------

Net increase (decrease) in cash and cash equivalents                   3,420            (278)
Cash and cash equivalents, beginning of period                         2,589             687
                                                                    --------        --------
Cash and cash equivalents, end of period                            $  6,009        $    409
                                                                    ========        ========



            See Notes to Condensed Consolidated Financial Statements

                                  Anicom, Inc.
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)


1.       Basis of Presentation

         The accompanying condensed consolidated unaudited financial statements of Anicom, Inc. (the "Company" or "Anicom") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein is unaudited, but in the opinion of management, reflects all normal recurring adjustments necessary for a fair presentation of the results for the interim periods. Reported interim results of operations are based, in part, on estimates that may be subject to year-end adjustment. The interim results of operations and cash flows are not necessarily indicative of such results and cash flows for the entire year.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

3.       Legal Settlement

         During the second quarter of 1999, the Company reached an agreement to settle a civil lawsuit stemming from the March 1997 disposition of a non-strategic cable assembly product line. In connection with the settlement, the Company recognized a charge of approximately $1.4 million during the second quarter.

                                  Anicom, Inc.
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)


4.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 1999 and 1998:

                                                                  For the Three Months    For the Six Months
                                                                     Ended June 30,         Ended June 30,
                                                                  --------------------   --------------------
                                                                     1999        1998       1999        1998
Numerator:
   Net income                                                     $    780    $  2,813   $  3,903    $  5,480
   Less:  dividend on preferred stock                                 (152)       --         (300)       --
                                                                  --------    --------   --------    --------
   Net income available to common stockholders                    $    628    $  2,813   $  3,603    $  5,480
                                                                  --------    --------   --------    --------

Denominator:
   Denominator for basic earnings per share -
         weighted average common share outstanding                  25,119      23,425     25,108      23,360

   Plus:
   Effect of assumed conversion of convertible
         preferred stock                                             1,403        --        1,403        --
   Effect of dilutive employee stock options and warrants              793         543        667         565
                                                                  --------    --------   --------    --------

   Denominator for diluted earnings per share -
         adjusted weighted average common shares outstanding        27,315      23,968     27,178      23,925
                                                                  --------    --------   --------    --------

Basic earnings per share                                          $    .03    $    .12   $    .14    $    .24
                                                                  ========    ========   ========    ========

Diluted earnings per share                                        $    .03    $    .12   $    .14    $    .23
                                                                  ========    ========   ========    ========



5.    Comprehensive Income

      The following table sets forth comprehensive income for the three and six months ended June 30, 1999 and 1998:

                                          For the                For the
                                     Three Months Ended      Six Months Ended
                                           June 30,              June 30,
                                       ---------------       ---------------
                                        1999     1998         1999     1998

Net income available
   to common stockholders              $  628   $2,813       $3,603   $5,480
Foreign currency
   translation adjustment               1,271     --          1,947     --
                                       ------   ------       ------   ------
Total comprehensive income             $1,899   $2,813       $5,550   $5,480
                                       ======   ======       ======   ======

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


7.       Stockholder Rights Plan

         During the first quarter of 1999, the Company adopted a stockholder rights plan (the "Rights Plan"). Under the Rights Plan, preferred stock purchase rights ("Rights") were distributed to stockholders of record as of April 5, 1999, at the rate of one Right for each outstanding share of the Company's common stock. Generally, the Rights will not be triggered unless a person or group acquires 15% or more of the Company's common stock or announces a tender offer upon consummation of which such person or group would own 15% or more of the common stock. Each Right, when exercisable, entitles the holder to purchase shares of the Company's common stock at 50% of the current market price. If the Company is acquired through a merger or other business combination transaction, or 50% or more of the Company's assets or earning power is sold, each right will entitle the holder to purchase the surviving company's common stock at 50% of the current market price. The Rights will expire in ten years unless earlier redeemed or terminated. The Company generally may amend the Rights or redeem the Rights at $0.01 per Right at any time prior to the time a person or group has acquired 15% of the Company's common stock.

8.       Supplemental Cash Flow Information

         The following summarizes non-cash investing and financing activities the six months ended June 30, 1999 and 1998. Non-cash activity related to acquisitions includes initial amounts estimated and any subsequent changes to those initial estimates.

                                                    Six Months Ended June 30,
                                                    ------------------------
                                                          1999        1998
Acquisitions:
   Fair value of assets acquired                      $  1,000    $ 12,008
   Acquisition liabilities and costs                    (1,000)     (1,421)
   Liabilities assumed                                    --        (4,252)
   Common stock issued                                    --        (4,078)
                                                      --------    --------
   Cash paid                                          $   --      $  2,257

   Less:  cash acquired                                   --          (105)
                                                      --------    --------
   Net cash paid for acquisitions                     $   --      $  2,152
                                                      ========    ========

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth selected income statement data of Anicom expressed as a percentage of net sales for the periods indicated:

                                                    For the Three        For the Six
                                                     Months Ended        Months Ended
                                                        June 30,           June 30,
                                                   ----------------    ----------------
                                                    1999      1998      1999      1998

Income Statement Data:
  Net sales                                         100.0%    100.0%    100.0%    100.0%
  Cost of goods sold                                 77.7      77.8      77.7      77.8
                                                   ------    ------    ------    ------
  Gross profit                                       22.3      22.2      22.3      22.2
                                                   ------    ------    ------    ------
  Operating expenses:
    Selling expenses                                 10.1       9.1       9.5       9.1
    General and administrative expenses               9.5       8.6       9.0       8.6
    Legal settlement                                  1.0      --         0.5      --
                                                   ------    ------    ------    ------
  Income from operations                              1.7       4.5       3.3       4.6
  Interest expense, net                               1.2       0.4       1.1       0.3
                                                   ------    ------    ------    ------
  Income before income taxes                          0.6       4.1       2.2       4.2
  Income taxes                                       --         1.7       0.8       1.7
                                                   ------    ------    ------    ------
  Net income                                          0.6       2.5       1.4       2.5

   Less:  Dividend on preferred stock                 0.1      --         0.1      --
                                                   ------    ------    ------    ------
   Net income available to common shareholders        0.5%      2.5%      1.3%      2.5%
                                                   ======    ======    ======    ======

------------------
Note:  Percentages may not sum due to rounding.

Results of Operations for the Three and Six Months Ended June 30, 1999 Compared to the Three and Six Months Ended June 30, 1998

         Net sales for the quarter ended June 30, 1999 increased to $131.7 million, a 16% increase over net sales of $113.3 million in the second quarter of 1998. Net sales for the first six months of 1999 rose by 25% to $269.0 million when compared to net sales of $215.3 million for the first half of 1998. These increases are primarily attributable to acquisitions, which have led to new customers, new products, and expanded market penetration. These results were adversely impacted by declining sales levels at certain of the locations acquired from TW Communication Corporation in December 1997. In addition, the Company also experienced delays in the shipment of certain orders and unexpected scheduling delays on several large contracts.

         Anicom's gross profit for the quarter ended June 30, 1999 increased by $4.2 million or approximately 17% to $29.4 million versus $25.2 million for the same period of 1998. Anicom's gross profit for the six months ended June 30, 1999 increased by $12.0 million or 25% to $59.9 million versus $47.9 million for the six months ended June 30, 1998. This increase resulted from Anicom's acquired sales volume. As a percentage of net sales, gross profit for the three and six month periods ended June 30 increased slightly from 22.2% in 1998 to 22.3% in 1999. The gross margin improvements that resulted from the economic efficiencies created by Anicom's increased purchasing volume were offset by the impact of lower historical gross profit margins of certain of the Company's recent acquisitions which have historically had lower margin product offerings. Management continues to work to mitigate the impact of these historically lower gross margins by increasing the depth and breadth of products offered by all of its locations and by continuing to leverage its purchasing volume with vendors.

         Selling expenses increased by $3.0 million and $6.0 million, respectively, for the three and six months ended June 30, 1999 when compared to the same periods in 1998. These increases occurred in conjunction with the Company's increase in net sales and the increase in sales headcount that resulted from the Company's recent acquisitions. Selling expenses for the second quarter of 1999 increased from 9.1% of net sales in 1998 to 10.1% of net sales in 1999. Selling expenses increased from 9.1% of net sales for the six months ended June 30, 1998 to 9.5% of net sales for the six months ended June 30, 1999. These increases occurred as a result of lower than expected sales volume experienced in the second quarter of 1999 due to the factors discussed above.

         General and administrative expenses increased from $9.7 million for the second quarter of 1998 to $12.5 million for the second quarter of 1999 and $18.5 million for the six months ended June 30, 1998 to $24.1 million for the six months ended June 30, 1999. The Company's acquisitions during the first nine months of 1998, led to these increases. General and administrative expenses for the second quarter of 1999 increased from 8.6% of net sales in 1998 to 9.5% of net sales in 1999. General and administrative expenses increased from 8.6% of net sales for the six months ended June 30, 1998 to 9.0% of net sales for the six months ended June 30, 1999. The Company has continued to reduce acquired companies' overhead costs and further realize operating leverage from its acquisition-based integrated growth strategy. However, as a percentage of sales these costs increased during the second quarter due to the implementation of centralized distribution centers which has resulted in redundant costs during the transition to these centers.

         During the second quarter of 1999, the Company reached an agreement to settle a civil lawsuit stemming from the March 1997 disposition of its non-strategic cable assembly product line. In connection with the settlement, the Company recognized a charge of approximately $1.4 million during the second quarter.

         In the second quarter of 1999, net interest expense increased to $1.5 million from $461,000 for the second quarter of 1998. For the six months ended June 30, 1999, net interest expense increased to $3.0 million from $667,000 for the same period in 1998. This is primarily a result of the Company's increased borrowings under its credit facility to fund the cash consideration and debt payoff related to acquisitions, and to meet the increased working capital requirements associated with sales growth experienced during the last three quarters of 1998 and the first quarter of 1999.

         The provision for income taxes was $32,000 for the second quarter of 1999 compared to $1.9 million for the second quarter of 1998. The provision for income taxes was $2.1 million for the six months ended June 30, 1999 compared to $3.7 million for the same period in 1998. The decrease is a result of the decrease in income before income taxes. For the three months ended June 30, 1999 the provision for income taxes, as a percentage of income before income taxes, decreased to 3.9% from 40% during the same period in 1998. For the six months ended June 30, 1999 the provision for income taxes, as a percentage of income before income taxes, decreased to 34.5% from 40% during the same period in 1998. The decreased rate is principally a result of the company's current international tax filing requirements.

         Net income for the second quarter of 1999 was $780,000 compared to $2.8 million for the second quarter of 1998. Net income for the six months ended June 30, 1999 was $3.9 million as compared to $5.5 million for the same period in 1998. For the second quarter of 1999 basic and diluted earnings per common share were $.03 per share, compared to $.12 per share, for the same periods in 1998. For the six months ended June 30, 1999 basic and diluted earnings per common share were $.14 per share, compared to $.24 and $.23 per share, respectively for the same period in 1998. Diluted weighted average shares outstanding increased approximately 14% for the quarter and six months ended June 30, 1999 from the same periods in 1998.

Liquidity and Capital Resources

         Management believes that cash flows from operations and borrowings available under its revolving credit facility (the "Facility") will be sufficient to fund current operations, and its planned integrated growth strategy. The Company does not currently have any significant long-term capital requirements that it believes cannot be funded from the sources discussed below. However, in connection with its acquisition and integrated growth strategy, the Company's capital requirements may change based upon various factors, primarily related to the timing of acquisitions and the consideration to be used as purchase price. The Company continues to examine opportunities to raise funds through the issuance of additional equity or debt securities through private placements or public offerings and to increase its available line of credit.

         In November 1998, the Company entered into an agreement with its lenders to increase borrowings available under the Facility from $100 million to $120 million. The Facility provides for borrowings of up to $15 million in currencies other than U.S. dollars. It also provides for various interest rate options, determined from time to time, based upon the Company's interest coverage and leverage ratios, as defined, and either the agent's Domestic Rate less .25% to .50% or LIBOR plus .5% to 1.0%. The Facility expires in June 2001 with extensions available at the Company's option through June 2003. The Facility contains certain financial covenants, including minimum tangible net worth, current, interest coverage and debt to earnings ratios.

         As of June 30, 1999, Anicom had working capital of approximately $140.3 million as compared to $135.1 million as of December 31, 1998. At June 30, 1999, amounts outstanding under the Facility were approximately $83.7 million.

         During the six months ended June 30, 1999 cash flows from operating activities provided $6.7 million of cash compared to $20.4 million used during the same period in 1998. This increase relates primarily to increases in accounts payable related to the timing of payments.

         During the six months ended June 30, 1999 cash flows from investing activities generated $119,000 compared to using approximately $3.3 million during the same period in 1998. During the first half of 1998, Anicom completed the acquisitions of Yankee Electronics, Optical Fiber Components and Superior Cable and Supply Company. Cash paid for these acquisitions accounted for the majority of cash used for investing activities during the first half of 1998. During the first half of 1999 the Company received the remaining cash proceeds from the 1998 disposition of the Broadband cable television product line and a favorable purchase price adjustment from a previous acquisition which was offset in part by investments in property and equipment.

         During the six months ended June 30, 1999 cash flows from financing activities used approximately $3.4 million compared to providing $23.4 million during the same period in 1998. The decrease relates to a reduction in borrowings under the Facility in the first half of 1999 compared to the first half of 1998. During 1998, borrowings under the Facility were made to fund increased working capital requirements and acquisition activity.

Inflation
         Although the operations of Anicom are influenced by general economic conditions, Anicom does not believe that inflation had a material effect on the results of its operations during the first half of 1999.

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

         Texcan's Canadian financial and distribution systems were upgraded to become Year 2000 compliant during the first quarter of 1999 at a cost of approximately $50,000. Testing of these systems has confirmed this conclusion.

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

         PHYSICAL FACILITY SYSTEMS: The Company is continuing to evaluate the Year 2000 readiness of its physical facility systems, such as phone systems, power, security systems, heating, ventilation and air conditioning systems, etc. The Company expects to complete the assessment phase of its physical facility systems during the third quarter of 1999 with remedial action planned for the third and fourth quarter of 1999.

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


Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Interest Rate Risk

         The Company's Facility is priced on a floating rate basis at either a spread over LIBOR or under the credit facility agent's Domestic Rate which is tied to the U.S. Prime Rate. The rate used is subject to selection by the Company based on the terms of the Facility. Accordingly, any movement in LIBOR or the Domestic Rate will impact the Company's interest expense. The outstanding balance under the Facility at June 30, 1999 was $83.7 million. Based on this balance, a hypothetical 10% increase in LIBOR would result in an increase in annual interest expense of approximately $528,000. The Company has not historically used interest rate swaps, caps or other derivative financial instruments for the purpose of hedging fluctuations in interest rates on its floating rate debt. Consequently, increases in interest rates could have a material adverse effect on the Company's future results.


Foreign Currency Exchange Rate Risk

         A portion of the Company's sales are denominated in Canadian dollars thereby creating an exposure to foreign currency exchange rate risk which could have a material adverse effect on the Company's financial results. The Company has not historically used forward foreign exchange contracts or other derivative financial instruments for the purpose of hedging fluctuations in Canadian dollars.

PART II  -- OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

                  An Annual Meeting of Stockholders of the Company was held on May 19, 1999.

                  1. The stockholders voted to elect four Class I Directors to serve for three year terms expiring at the Annual Meeting of Stockholders in 2002, with the following vote:

  Directors              For         Against         Authority        Broker
                                                     Withheld        Non-Votes
  -------------------   ----------- ----------     ------------    -----------
  Scott C. Anixter      20,026,768      -            1,186,428          -
  Carl C. Putnam        20,026,788      -            1,186,408          -
  Peter H. Huizenga     19,912,968      -            1,300,228          -
  Lee B. Stern          20,026,788      -            1,186,408          -

                           The following directors' terms of office continued after the meeting: Alan B. Anixter (term expiring in
                           2001), William R. Anixter (term expiring in 2001), Ira J. Kaufman (term expiring in 2001), Donald C. Welchko (term expiring in 2000), Michael Segal (term expiring in 2000), and Thomas J. Reiman (term expiring in 2000).


                  2. The stockholders also voted to approve an amendment to the Anicom, Inc. 1996 Stock Incentive Plan (the "Plan") to increase the number of shares of common stock reserved for issuance under the Plan from 2,600,000 to 3,800,000, with the following vote:

For                Against       Authority         Abstentions       Broker
                                 Withheld                            Non-Votes
--------------   -----------    ----------       -------------      -----------
    17,106,207     4,026,278        -                   80,711            -



3. The stockholders also voted to approve an amendment to the Amended and Restated Anicom, Inc. 1995 Directors Stock Option Plan (the "Directors Plan") to increase the number of shares of common stock reserved for issuance under the Directors Plan from 450,000 to 500,000 with the following vote:

      For            Against       Authority       Abstentions         Broker
                                   Withheld                           Non-Votes
--------------    -----------     ----------      -------------      -----------
    18,307,681      2,783,803          -                121,712             -

Item 6.        Exhibits and Reports on Form 8-K

(a)             Exhibits.

           The following exhibits are filed with this report:
                Exhibit No.
                -----------
                27       Financial data schedule


(b)        Reports on Form 8-K.

             None.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  ANICOM, INC.




Dated: August 16, 1999            By:/S/ DONALD C. WELCHKO
                                     -----------------------------------------
                                     Donald C. Welchko
                                     Vice President and Chief Financial Officer

                                  ANICOM, INC.
                                INDEX TO EXHIBITS



                Exhibit No.
                -----------


                    27        Financial data schedule