Form 10-Q
period 1999-09-30
ANICOM INC
filed 1999-11-15
CIK 935802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999

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

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share as of November 11, 1999 was 25,152,727.

PART I.  --  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                  ANICOM, INC.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                                   September 30, 1999      December 31,
ASSETS                                                                (Unaudited)              1998
                                                                      -----------          -----------
Current assets:
   Cash and cash equivalents                                            $     95             $  2,589
   Accounts receivable, less allowance for doubtful
     accounts of $2,503 and $4,140, respectively                         121,912              106,043
   Inventory, primarily finished goods                                   103,539               87,250
   Other current assets                                                   23,949               17,449
                                                                        --------             --------
         Total current assets                                            249,495              213,331
Property and equipment, net                                               10,746                9,963
Goodwill, net of accumulated amortization of
   $6,103 and $3,740, respectively                                       128,478              128,280
Other assets                                                                 586                1,647
                                                                        --------             --------
         Total assets                                                   $389,305             $353,221
                                                                        ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $ 89,329             $ 58,205
   Accrued expenses, acquisition and other liabilities                    24,728               18,836
   Long-term debt, current portion                                           166                1,227
                                                                        --------             --------
         Total current liabilities                                       114,223               78,268
Long-term debt, net of current portion                                    91,869               85,516
Other liabilities                                                          3,866                3,067
                                                                        --------             --------
         Total liabilities                                               209,958              166,851
                                                                        --------             --------

Commitments and Contingencies

Convertible redeemable preferred  stock,
    series B, par value $.01 per share,
    liquidation value $1,000 per share; 20 shares
     authorized, issued and outstanding                                   20,000               20,000
                                                                        --------             --------

Stockholders' equity:
   Common stock, par value $.001 per share;
    100,000 shares authorized, 25,139
     and 25,083 shares issued and
     outstanding, respectively                                                17                   17
   Preferred stock, series C,
     par value $.01 per share;
     50 shares authorized;
     no shares issued and outstanding                                       --                   --
   Preferred stock, undesignated,
     par value $.01 per share;
     903 shares authorized;
     no shares issued and outstanding                                       --                   --
   Additional paid-in capital                                            155,898              155,653
   Retained earnings                                                       1,524               10,597
   Other comprehensive income                                              1,908                  103
                                                                        --------             --------
         Total stockholders' equity                                      159,347              166,370
                                                                        --------             --------
         Total liabilities and stockholders' equity                     $389,305             $353,221
                                                                        ========             ========


            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)


                                           For the Three Months Ended  For the Nine Months Ended
                                                    September 30,             September 30,
                                                     (Unaudited)               (Unaudited)
                                              ----------------------    ----------------------
                                                  1999         1998         1999         1998

Net sales                                     $ 133,522    $ 124,071    $ 402,517    $ 339,420
Cost of sales                                   113,078       97,165      322,162      264,647
                                              ---------    ---------    ---------    ---------
Gross profit                                     20,444       26,906       80,355       74,773
                                              ---------    ---------    ---------    ---------

Operating expenses:
  Selling                                        17,380       11,311       42,814       30,861
  General and administrative                     15,681        9,607       39,883       28,123
   Restructuring charge                           6,067         --          6,067         --
   Acquisition integration charge                  --          5,158         --          5,158
   Legal settlement                                --           --          1,352         --
                                              ---------    ---------    ---------    ---------
      Total operating expenses                   39,128       26,076       90,116       64,142
                                              ---------    ---------    ---------    ---------

Income (loss) from operations                   (18,684)         830       (9,761)      10,631

Interest expense, net                             1,734          776        4,692        1,443
                                              ---------    ---------    ---------    ---------

Income (loss) before income taxes               (20,418)          54      (14,453)       9,188

Income tax provision (benefit)                   (7,996)         142       (5,939)       3,796
                                              ---------    ---------    ---------    ---------

Net income (loss)                               (12,422)         (88)      (8,514)       5,392

Less:  dividend on preferred stock                 (150)         (16)         450          (16)
                                              ---------    ---------    ---------    ---------

Net income (loss) available to
     common stockholders                      $ (12,572)   $    (104)   $  (8,964)   $   5,376
                                              =========    =========    =========    =========

Earnings (loss) per common share:
    Basic                                     $   (0.50)   $    --      $   (0.36)   $     .23
                                              =========    =========    =========    =========
    Diluted                                   $   (0.50)   $    --      $   (0.36)   $     .22
                                              =========    =========    =========    =========

Weighted average common shares outstanding:
    Basic                                        25,139       23,760       25,119       23,699
                                              =========    =========    =========    =========

    Diluted                                      25,139       24,335       25,119       24,246
                                              =========    =========    =========    =========







            See Notes to Condensed Consolidated Financial Statements

                                  ANICOM, INC.
                 Condensed Consolidated Statements of Cash Flows
                      (In thousands, except per share data)

                                                          For the Nine Months Ended
                                                                September 30,
                                                                  (Unaudited)
                                                          --------------------------
                                                                1999         1998
Cash flows from operating activities:
   Net income (loss)                                        $  (8,964)   $   5,392
   Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities:
       Depreciation and amortization                            4,423        2,704
       Provision for doubtful accounts                          3,232         (150)
   Increase (decrease) in cash attributable to
     changes in assets and liabilities:
         Accounts receivable                                  (19,101)     (35,523)
         Inventory                                            (16,787)     (12,782)
         Other assets                                          (8,496)       1,296
         Accounts payable                                      30,954        7,568
         Accrued expenses                                       7,495       (5,643)
                                                            ---------    ---------
      Net cash provided by (used in) operating activities      (7,244)     (37,138)
                                                            ---------    ---------

Cash flows from investing activities:
   Purchase of property and equipment                          (3,635)      (1,655)
   Cash paid for acquired companies                              --        (29,152)
   Cash received on the sale of product lines                   2,502         --
   Other                                                          642         --
                                                            ---------    ---------
      Net cash provided by (used in) investing activities        (491)     (30,807)
                                                            ---------    ---------

Cash flows from financing activities:
   Payment of long-term debt and assumed bank debt            (67,659)     (58,203)
   Proceeds from long-term debt                                72,900      125,521
   Repayment of other debt and preferred dividends               --           --
                                                            ---------    ---------
      Net cash provided by (used in) financing activities       5,241       67,318
                                                            ---------    ---------

Net increase (decrease) in cash and cash equivalents           (2,494)        (627)

Cash and cash equivalents, beginning of period                  2,589          687
                                                            ---------    ---------
Cash and cash equivalents, end of period                    $      95    $      60
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


3.       Restructuring and Other One-Time Charges

         During the third quarter of 1999, Anicom's management and Board of Directors approved a companywide restructuring plan, which includes accelerating the implementation of eight distribution centers. As part of the restructuring, Anicom will consolidate its 75 North American locations into 61 facilities, downsize 12 other locations and reduce its workforce of approximately 1,200 by about 10 percent (cumulatively referred to as the "Plan").

         In connection with exiting or downsizing locations, Anicom will actively seek to sublease or negotiate buyouts where practicable. In some instances the length of the remaining term, unfavorable market conditions or location or Anicom's inability to negotiate a sublease or buyout under mutually agreeable terms may result in the facility remaining idle until the expiration of the lease. Remaining lease terms range from January 2000 to January 2007. The majority of all site closings, downsizings or moves are expected to be completed by December 1999. The full implementation of this portion of the Plan is estimated to be completed by June 2000. The date at which these facilities may be sublet can not be estimated at this time.

         Reductions in workforce principally impacted warehouse and administrative employees. Notice of workforce reductions was given on September 30, 1999. No portion of the severance accrual was paid as of that date.

                                  Anicom, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


3.       Restructuring and Other One-Time Charges (continued)

         Costs incurred during the third quarter of 1999 as a part of the Plan that are categorized as restructuring charges include the following:

                                                           (in thousands)
           Lease termination and
             leasehold improvement abandonments                 $   3,270
           Severance                                                1,872
           Write-off of other assets                                  625
           Other                                                      300
                                                           ---------------
           Total restructuring charge                           $   6,067
                                                           ===============

         As of September 30, 1999, none of the amount shown above was paid.

         Anicom incurred costs as a part of the implementation of the Plan in addition to those costs categorized as restructuring. In the third quarter, management decided to eliminate the number of lower margin product offerings as well as the number of non-strategic vendors and reduce the number of part numbers maintained in inventory. As a result, the Company incurred approximately $4.8 million in one-time charges increasing cost of goods sold for actual and anticipated inventory write-downs and anticipated reductions in vendor rebates. Other one-time charges of $1 million are reflected in the general and administrative category.


4.       Legal Settlement

         During the second quarter of 1999, the Company reached an agreement to settle a civil lawsuit stemming from the March 1997 disposition of a non-strategic cable assembly product line. In connection with the settlement, the Company recognized a charge of approximately $1.4 million during the second quarter.

                                  Anicom, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998:

                                                           For the Three Months     For the Nine Months
                                                            Ended September 30,     Ended September 30,
                                                          ----------------------  ----------------------
                                                              1999        1998        1999       1998
                                                               (in thousands, except per share data)
Numerator:
   Net income (loss)                                       $(12,422)   $    (88)   $ (8,514)   $  5,392
   Less:  dividend on preferred stock                          (150)        (16)       (450)        (16)
                                                           --------    --------    --------    --------
   Net income available to common stockholders             $(12,572)   $   (104)   $ (8,964)   $  5,376
                                                           --------    --------    --------    --------

Denominator:
  Denominator for basic earnings per share -
  weighted average common shares outstanding                 25,139      23,760      25,119      23,669
  Plus:
  Effect of assumed conversion of convertible
    preferred stock                                            --           137        --            47
  Effect of dilutive employee stock options and warrants       --           438        --           530
                                                           --------    --------    --------    --------

  Denominator for diluted earnings per share - adjusted
  weighted average common shares outstanding                 25,139      24,335      25,119      24,246
                                                           --------    --------    --------    --------

Basic earnings (loss) per share                            $  (0.50)   $   --      $  (0.36)   $    .23
                                                           ========    ========    ========    ========

Diluted earnings (loss) per share                          $  (0.50)   $   --      $  (0.36)   $    .22
                                                           ========    ========    ========    ========

      In computing earnings (loss) per share for 1999, the impact of the Company's Series B Preferred Stock results in antidilution. As a result, no adjustments are reflected in the determination of the denominator above.

                                  Anicom, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

6.    Comprehensive Income

      The following table sets forth comprehensive income for the three and nine months ended September 30, 1999 and 1998:

                                             For the Three Months    For the Nine Months
                                              Ended September 30,     Ended September 30,
                                            ---------------------  ----------------------
                                               1999        1998        1999        1998
                                                           (in thousands)
Net income (loss) available to
  common stockholders                       $(12,572)   $   (104)   $ (8,964)   $  5,376
Foreign currency translation adjustment         (142)       --         1,805        --
                                            --------    --------    --------    --------
Total comprehensive income (loss)           $(12,714)   $   (104)   $ (7,159)   $  5,376
                                            ========    ========    ========    ========


7.       Acquisitions

         In September 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Texcan Cables Limited, Texcan Cables, Inc. and Texcan Cables International, Inc. (collectively referred to as "Texcan"). Headquartered in Vancouver, British Columbia, Texcan is a specialist in the distribution of wire, cable, fiber optics and connectivity products. Texcan has 13 locations throughout Canada and seven locations in the United States. The aggregate purchase price was approximately $56,900,000 and consisted of 1,404,000 shares of common stock; 20,000 shares of Series B Preferred Stock; and approximately $27,000,000 in cash. In addition, Anicom repaid approximately $12,000,000 of Texcan bank indebtedness upon closing.

         In June 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Superior Cable & Supply, Inc. ("Superior"). Superior is a specialty distributor of multimedia wire and cable products and has locations in Oklahoma, Arkansas, Louisiana and Texas. The purchase price consisted of $3,044,000 in cash and common stock. In addition, the Company assumed and repaid approximately $686,000 of bank indebtedness.

         In March 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Yankee Electronics Inc. ("Yankee") and Optical Fiber Components Inc. ("OFCI"). Yankee and OFCI are specialty distributors of multimedia wire, cable and fiber optic cable and accessories located in New Hampshire and Virginia, respectively. The purchase price for these acquisitions consisted of $3,800,000 in cash and common stock. In addition, the Company assumed approximately $255,000 of Yankee and OFCI debt that was paid at closing.

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


8.       Stockholder Rights Plan

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

         In October 1999, Anicom's Board of Directors approved a request made during September 1999 by The State of Wisconsin Investment Board permitting it to acquire up to 20 percent of Anicom's outstanding Common Stock without triggering Anicom's Rights Plan.


9.       Supplemental Cash Flow Information

         The following summarizes non-cash investing and financing activities the nine months ended September 30, 1999 and 1998. Non-cash activity related to acquisitions includes initial amounts estimated and any subsequent changes to those initial estimates.

                                                          Nine Months Ended
                                                             September 30,
                                                         ---------------------
           Acquisitions:                                     (in thousands)

               Fair value of assets acquired             $  1,170    $ 84,875
               Acquisition liabilities and costs           (1,170)     (4,779)
               Liabilities assumed                           --       (16,117)
               Convertible preferred stock issued            --       (20,000)
               Common stock issued                           --       (14,722)
                                                         --------    --------
               Cash paid                                 $   --      $ 29,257
               Less:  cash acquired                          --          (105)
                                                         --------    --------
               Net cash paid for acquisitions            $   --      $ 29,152
                                                         ========    ========

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth selected income statement data of Anicom expressed as a percentage of net sales for the periods indicated:

                                                        For the Three        For the Nine
                                                         Months Ended        Months Ended
                                                         September 30,       September 30,
                                                       ----------------    ----------------
                                                        1999      1998      1999      1998

Income Statement Data:
Net sales                                               100.0%    100.0%    100.0%    100.0%
Cost of goods sold                                       84.7      78.3      80.0      78.0
                                                        -----     -----     -----     -----
Gross profit                                             15.3      21.7      20.0      22.0
                                                        -----     -----     -----     -----
Operating expenses:
  Selling expenses                                       13.0       9.1      10.6       9.1
  General and administrative expenses                    11.7       7.7       9.9       8.3
   Restructuring charge                                   4.5        --       1.5        --
   Acquisition integration charge                          --       4.2        --       1.5
   Legal settlement                                        --        --        .3        --
                                                        -----     -----     -----     -----
Income from operations                                  (14.0)       .7      (2.4)      3.1
Interest expense, net                                     1.3        .6       1.2        .4
                                                        -----     -----     -----     -----
Income (loss) before income taxes                       (15.3)       --      (3.6)      2.7
Income tax provision (benefit)                           (6.0)       .1      (1.5)      1.1
                                                        -----     -----     -----     -----
Net income (loss)                                        (9.3)      (.1)     (2.1)      1.6
 Less:  Dividend on preferred stock                       (.1)       --       (.1)       --
                                                        -----     -----     -----     -----
 Net income (loss) available to common shareholders      (9.4)%     (.1)%    (2.2)%     1.6%
                                                        =====     =====     =====     =====

------------------
Note:  Percentages may not sum due to rounding.

Results of Operations for the Three and Nine Months Ended September 30, 1999 Compared to the Three and Nine Months Ended September 30, 1998

         Net sales for the quarter ended September 30, 1999 increased to $133.5 million, an 8% increase over net sales of $124.1 million in the third quarter of 1998. Net sales for the first nine months of 1999 rose by 19% to $402.5 million when compared to net sales of $339.4 million for the first nine months of 1998. These increases are primarily attributable to acquisitions, which have led to new customers, new products, and expanded market penetration. These results were adversely impacted by declining sales levels at certain of the locations acquired from TW Communication Corporation in December 1997.

         Anicom's gross profit for the quarter ended September 30, 1999 decreased by $6.5 million or approximately 24% to $20.4 million versus $26.9 million for the same period of 1998. This decrease is attributed to costs associated with Anicom's companywide restructuring, which includes accelerating the implementation of eight distribution centers. As part of the restructuring, the Company will consolidate its 75 North American locations into 61 facilities, downsize 12 other locations, reduce its workforce of approximately 1,200 by about 10 percent, and reduce the number of part numbers maintained in inventory, the number of lower margin product offerings and the number of non-strategic vendors (cumulatively referred to as the "Plan"). Principally as a result of the Plan, Anicom incurred approximately $4.8 million in one-time charges increasing cost of goods sold for actual and anticipated inventory writedowns and anticipated reductions in vendor rebates.

         Anicom's gross profit for the nine months ended September 30, 1999 increased by $5.6 million or 7% to $80.4 million versus $74.8 million for the nine months ended September 30, 1998. This increase resulted from Anicom's acquired sales volume, offset by the costs associated with the Plan which is discussed above.

         As a percentage of net sales, gross profit for the three and nine month periods ended September 30 decreased as gross margins reflected the impact of lower historical gross profit margins at certain of the Company's recent acquisitions which have historically had lower margin product offerings and the costs associated with the Plan. Management continues to work to mitigate the impact of these historically lower gross margins at acquired companies by increasing premium products offered by all of its locations, eliminating lower margin product lines, reducing the number of non-strategic vendors and by continuing to leverage its purchasing volume with its vendor partners.

         Selling expenses increased by $6.1 million and $12.0 million, respectively, for the three and nine months ended September 30, 1999 when compared to the same periods in 1998. These increases occurred in conjunction with the Company's increase in net sales and the increase in sales headcount that resulted from the Company's recent acquisitions. Additionally, selling expenses were impacted by additional provisions for bad debts. Selling expenses for the third quarter of 1999 increased from 9.1% of net sales in 1998 to 13.0% of net sales in 1999. Selling expenses increased from 9.1% of net sales for the nine months ended September 30, 1998 to 10.6% of net sales for the nine months ended September 30, 1999. The third quarter increases are primarily attributable to the factors associated with the Plan which are discussed above. On a year to date basis, these third quarter factors, along with the impact of lower than expected sales volume experienced in the second quarter of 1999, resulted in the increase.

         General and administrative expenses increased from $9.6 million for the third quarter of 1998 to $15.7 million for the third quarter of 1999 and from $28.1 million for the nine months ended September 30, 1998 to $39.9 million for the nine months ended September 30, 1999. General and administrative expenses for the third quarter of 1999 increased from 7.7% of net sales in 1998 to 11.7% of net sales in 1999. General and administrative expenses increased from 8.3% of net sales for the nine months ended September 30, 1998 to 9.9% of net sales for the nine months ended September 30, 1999. For the third quarter and the nine months ended September 30, 1999, these increases resulted from redundant expenditures incurred as a result of implementing the Plan and the realization of a full nine months of expenses in 1999 related to acquisitions the Company completed during the first nine months of 1998.

         In connection with the Plan, the Company will consolidate and downsize locations, reduce its workforce and eliminate certain non-strategic vendors. During the third quarter of 1999, costs associated with terminating or abandoning leases and related leasehold improvements, offering severance to associates whose positions were eliminated, bank fees associated with taking a charge for the Plan and other costs associated with notes receivable from suppliers were incurred. These costs total $6.1 million and are categorized as a restructuring charge on the income statement.

         During the second quarter of 1999, the Company reached an agreement to settle a civil lawsuit stemming from the March 1997 disposition of its non-strategic cable assembly product line. In connection with the settlement, the Company recognized a charge of approximately $1.4 million during the second quarter that is reflected in Anicom's results for the nine months ended September 30, 1999.

         In the third quarter of 1999, interest expense, net increased to $1.7 million from $776,000 for the third quarter of 1998. For the nine months ended September 30, 1999, net interest expense increased to $4.7 million from $1.4 million for the same period in 1998. This is primarily a result of the Company's increased borrowings under its credit facility to fund the cash consideration and debt payoff related to acquisitions, and to meet the increased working capital requirements associated with sales growth and anticipated project business.

         The provision (benefit) for income taxes was $(8.0) million for the third quarter of 1999 compared to $142,000 for the third quarter of 1998. The provision (benefit) for income taxes was $(5.9) million for the nine months ended September 30, 1999 compared to $3.8 million for the same period in 1998. The change in both the third quarter and nine months ended September 30 is a result of the Company incurring a loss before income taxes as a result of costs associated with the Plan.


Liquidity and Capital Resources

         Management believes that cash flows from operations and borrowings available under its revolving credit facility (the "Facility") will be sufficient to fund current operations, and its planned integrated growth strategy. The Company does not currently have any significant long-term capital requirements that it believes cannot be funded from these sources. However, in connection with its acquisition and integrated growth strategy, the Company's capital requirements may change based upon various factors, primarily related to the timing of acquisitions and the consideration to be used as purchase price. The Company continues to examine opportunities to raise funds through the issuance of additional equity or debt securities through private placements or public offerings and to increase its available line of credit.

         In November 1998, the Company entered into an agreement with its lenders to increase borrowings available under the Facility from $100 million to $120 million. The Facility provides for borrowings of up to $15 million in currencies other than U.S. dollars. It also provides for various interest rate options, determined from time to time, based upon the Company's interest coverage and leverage ratios, as defined, and either the agent's Domestic Rate less .25% to .50% or LIBOR plus .5% to 1.0%. The Facility expires in June 2001 with extensions available at the Company's option through June 2003. The Facility contains certain financial covenants, including minimum tangible net worth, current, interest coverage and debt to earnings ratios. Anicom obtained a waiver of compliance under the Facility dated September 30, 1999.

         As of September 30, 1999, Anicom had working capital of approximately $135.3 million as compared to $135.1 million as of December 31, 1998. At September 30, 1999, amounts outstanding under the Facility were approximately $91.6 million.

         During the nine months ended September 30, 1999 cash flows from operating activities used $7.2 million of cash compared to $37.1 million used during the same period in 1998. This change relates primarily to changes in working capital components, anticipated tax refunds resulting from the Company's third quarter loss and the impact of accruals related to the Plan.

         For the nine months ended September 30, 1999 cash flows from investing activities used $491,000 compared to using approximately $30.8 million during the same period in 1998. During the first nine months of 1998, Anicom completed the acquisitions of Yankee Electronics, Optical Fiber Components, Superior Cable and Supply Company and Texcan Cables Limited, Texcan Cables, Inc. and Texcan Cables International, Inc. (collectively referred to as "Texcan"). Cash paid for these acquisitions accounted for the majority of cash used for investing activities during the first nine months of 1998. During the second quarter of 1999 the Company received the remaining cash proceeds from the 1998 disposition of the Broadband cable television product line and a favorable purchase price adjustment from a previous acquisition which was offset in part by investments in property and equipment.

         During the nine months ended September 30, 1999 cash flows from financing activities provided approximately $5.2 million compared to providing $67.3 million during the same period in 1998. The decrease relates to a reduction in additional borrowings under the Facility in the first nine months of 1999 compared to the same period in 1998. During 1998, borrowings under the Facility were made to fund acquisition activity and increased working capital requirements.

         In September, Anicom's Board of Directors authorized a share repurchase program that will allow the Company to repurchase up to 10 percent of the Company's outstanding common stock over a 24-month period, subject to certain restrictions.

Inflation
         Although the operations of Anicom are influenced by general economic conditions, Anicom does not believe that inflation had a material effect on the results of its operations during the first nine months of 1999.

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

         SUPPLIERS, THIRD-PARTY RELATIONSHIPS AND CUSTOMERS: The Company relies on third party suppliers for inventory, utilities, transportation and other key supplies and services. Interruption of supplier operations due to Year 2000 issues could adversely affect the Company's operations. The Company's payroll outsourcing service has confirmed that the systems used to process the Company's payroll are Year 2000 compliant. The Company has evaluated the Year 2000 readiness of its other suppliers through a survey distributed in the fourth quarter of 1998. Unsatisfactory responses or non-responses have been evaluated on a case by case basis in an attempt to mitigate risk to the Company. At this time, the Company believes that the impact of isolated occurrences resulting from any of its suppliers who have not yet responded to its survey failing to be Year 2000 compliant would not be materially adverse to the Company. These activities are intended to provide a reasonable means of managing risk, but cannot eliminate the potential for disruption due to third-party failure.

         The Company does not currently have any formal information concerning the Year 2000 readiness of its customers, and given the breadth and diversity of its customer base, the Company has only made a formal inquiry of selected customers. The Company believes that the impact of isolated occurrences resulting from any of its customers failing to be Year 2000 compliant would not be materially adverse to the Company. However, widespread interruptions to customers serviced by the Company could result in reduced sales, increased inventory or receivable levels and a reduction in cash flow.

         The Company has not incurred, and does not believe it will incur, material costs related to any inquiry as to the Year 2000 readiness of its suppliers, other third party relationships and customers.

         PHYSICAL FACILITY SYSTEMS: The Company has completed its evaluation of the Year 2000 readiness of its physical facility systems, such as phone systems, power, security systems, heating, ventilation and air conditioning systems, etc. The Company expects to complete minor remedial action by the end of November 1999.

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

         The Company has implemented contingency plans to be carried out in the event of an external Year 2000 failure of vendors that are critical to normal information systems business operations. These plans include both internal and external resources and facilities for off-site computer processing and personnel relocation in the event of power or data communication failure that results in the inability to utilize an existing company facility.

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

Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

         In compliance with the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995, the Company notes the statements contained in this quarterly report that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties more fully described in Anicom's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in Anicom's Registration Statement on Form S-3 (File No. 333-61715), in Anicom's Annual Report on Form 10-K for the year ended December 31, 1998, and in this quarterly report. Whenever possible, the Company has identified these forward looking statements by words such as "believe," "feel," "anticipate," "expect" and similar expressions used in this quarterly report as they relate to Anicom or its management. Anicom wishes to caution readers of this quarterly report that these risks and uncertainties could cause Anicom's actual results in 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Anicom. These risks and uncertainties include, without limitation, Anicom's limited operating history on which expectations regarding its future performance can be based, general economic and business conditions affecting the industries of Anicom's customers in existing and new geographical markets, competition from, among others, national and regional distributors that have greater financial, technical and marketing resources and distribution capabilities than Anicom, the availability of sufficient capital, Anicom's ability to identify the right product mix and to maintain sufficient inventory to meet customer demand, Anicom's ability to successfully acquire and integrate he operations of additional businesses and Anicom's ability to operate effectively in geographical areas in which it has no prior experience.


Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's Facility is priced on a floating rate basis at either a spread over LIBOR or under the credit facility agent's Domestic Rate which is tied to the U.S. Prime Rate. The rate used is subject to selection by the Company based on the terms of the Facility. Accordingly, any movement in LIBOR or the Domestic Rate will impact the Company's interest expense. The outstanding balance under the Facility at September 30, 1999 was $91.6 million. Based on this balance, a hypothetical 10% increase in LIBOR would result in an increase in annual interest expense of approximately $676,000. The Company has not historically used interest rate swaps, caps or other derivative financial instruments for the purpose of hedging fluctuations in interest rates on its floating rate debt. Consequently, increases in interest rates could have a material adverse effect on the Company's future results.

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



                                  ANICOM, INC.




Dated:   November 15, 1999               By:/S/ DONALD C. WELCHKO
                                            ---------------------------------

                                            Donald C. Welchko
                                            Senior Executive Vice President
                                            and Chief Financial Officer

                                  ANICOM, INC.
                                INDEX TO EXHIBITS



                Exhibit No.


                    27        Financial data schedule