Form 10-K
period 1999-12-31
ANICOM INC
filed 2000-03-30
CIK 935802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant (for the purpose of this calculation only, the registrant's directors and executive officers are deemed affiliates), based on the closing price of the registrant's Common Stock on March 27, 2000: $163,639,570.

The number of shares outstanding of the registrant's Common Stock as of March 27, 2000: 25,248,611.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the issuer's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 17, 2000 are incorporated by reference into Part III of this report.

                                     PART I

Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995
         The statements contained in Item 1 (Description of Business) and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements. Whenever possible, the Company has identified these forward-looking statements by words such as "believes", "expects", "anticipates" and similar expressions. Anicom cautions readers that these forward-looking statements are subject to a variety of risks and uncertainties that could cause Anicom's actual results in 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Anicom. These risks and uncertainties are more fully described under "Financial Condition and Results of Operations - Factors That Could Affect Our Operations. These risks and uncertainties include, without limitation, Anicom's limited operating history on which expectations regarding its future performance can be based, general economic and business conditions affecting the industries of Anicom's customers in existing and new geographical markets, competition from, among others, national and regional distributors that have greater financial, technical and marketing resources and distribution capabilities than Anicom, the availability of sufficient capital, Anicom's ability to implement timely its centralized distribution centers, the timing of customer projects, Anicom's ability to identify the right product mix and to maintain sufficient inventory to meet customer demand, Anicom's ability to successfully acquire and integrate the operations of additional businesses and Anicom's ability to operate effectively in geographical areas in which it has no prior experience.

         You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report.

         ITEM 1.  DESCRIPTION OF BUSINESS
GeneralGeneral
         Anicom, Inc. ("Anicom" or the "Company") is a North American leader in the sale and distribution of multimedia technology products consisting of fiber optics, communications related wire, cable and computer network and connectivity components. Anicom provides products that "interconnect the Internet" serving as a vital link for the flow of information that allows people and companies to transact business online. The Company operates in a single business and geographic segment. The products offered by Anicom generally fall into four categories: (i) voice and data communications and fiber optics, (ii) sound, security, fire, alarm and energy management systems, (iii) electronic cable, and
(iv) industrial cable, wiring and assemblies for automation, computers and robotics.

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

         The growing market for the distribution of multimedia technology products, such as communications related wire, cable, fiber optics and computer network and connectivity components, is highly fragmented, with few companies maintaining greater than $100 million in annual net sales.

Products and Services
         Voice and Data Communications and Fiber Optics
         The fastest growing products for the Company are in voice and data communications and fiber optics, including an assortment of transmission media (copper and fiber optic cable), components (blocks, brackets, jacks, patch cords, patch panels, connectors and stackable hubs), related hardware and cable assemblies. Management believes that the replacement of existing cable with fiber optic cable represents a significant opportunity for the Company. Anicom sells multimode, single, duplex and multifiber cables for internal and external data communication use in the computer network, computer interconnect, Internet access and building automation and safety markets. Anicom also sells single mode, multifiber cables for use in long line telecom and data connections to the CLEC, ISP and RBOC markets.

         A large number of leading telecommunications, computer, computer software and entertainment companies have committed significant resources to developing plans for the delivery of communications services that will involve the use of fiber optic cable, copper cable or wires manufactured to specifications. At the same time, the proliferation of electronic commerce and advances in networking technology have resulted in increased demand for digital networks and mobile data access to the internet, private intranets, local area networks, wide area networks, e-mail, and other on-line data services and systems that utilize the products offered by Anicom. The growth of these types of systems has resulted in a separate purchasing process for electronic data transmission cable and components. Anicom coordinates with systems integrators, contractors, end users and network cable manufacturers in determining specifications of the cable and connectivity products required for a particular system.

         Sound, Security, Fire, Alarm and Energy Management Systems
         The demand for the multimedia technology products offered by Anicom for use in these types of systems has increased in recent years as a result of technological advances in commercial building automation, greater concern regarding the safety features of commercial buildings and the increased demand for residential security systems. These products include many of the same components used in voice and data communication. Anicom sells these products to low voltage contractors, original equipment manufacturers ("OEMs") and commercial end-users. Growth in this market generally is regarded as the result of increased concern about crime, as well as the result of technological advances that have allowed manufacturers to improve reliability and features while lowering the installed costs of such systems. Similarly, publicly and privately owned buildings, such as office buildings, stadiums, hospitals and correctional facilities, also continue to use more sophisticated computer, security, communications and sound systems that incorporate the types of multimedia technology products offered by Anicom. The systems installed by contractors and systems integrators in these types of facilities not only offer greater building automation and more sophisticated communication systems but also are designed to meet the increasingly stringent safety requirements imposed by local and national building codes.

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

Sales and Marketing
         Anicom is committed to making it easier and more cost effective for its customers to acquire fiber optics, wire, cable, and computer network and connectivity products. Anicom has established strong customer relationships through an extensive and experienced sales and marketing force of approximately 530 people operating throughout North America.

         Anicom currently has created eight territories, each of which is managed by a General Manager. The General Managers have an average of approximately 15 years of experience in the sale and distribution of multimedia technology products. Each General Manager is responsible for the management of operating income and short-term and long-term sales and marketing efforts in their respective territory.

         The sales and marketing force is responsible for establishing and maintaining long-term relationships with customers and industry referral sources, soliciting new business from prospective customers and responding to incoming inquiries and orders. Anicom monitors customer satisfaction through internal systems and regular interaction with its customers.

         In addition to providing multimedia technology products to customers on a timely basis, Anicom provides value-added, specialized services to its customers, including customize packaging services, just in time delivery, technical support, material management services, training, seminars and cable assemblies, in response to specific customer requests. Anicom also has the ability to procure selected specialty items not readily available to customers or all of its competitors, and, through its experienced sales personnel, Anicom is able to offer its customers technical assistance and support in the selection of appropriate products. Certain of Anicom's more experienced sales personnel have developed extensive knowledge in specific product categories (e.g., fiber optics). Anicom's sales personnel are trained to seek out assistance from those particular salespersons who have developed this degree of knowledge.

         E-business is an important part of Anicom's sales, customer service and marketing strategy. Our website allows our customers to access product, technical information, shipping status and many other features that make transactions simple and efficient. During 2000, we expect to expand the volume of electronic business that we conduct with our customers and suppliers by increasing our e-business capabilities.

         Anicom identifies potential customers through telemarketing efforts, responses to direct marketing materials, periodic advertisements in trade journals, industry trade shows and inquiries to its web site and from working closely with our supply partners that provide leads and new product announcements. Anicom periodically provides product and service information by distributing promotional literature and product catalogs to existing and potential customers. Sales and marketing representatives initiate customer visits and follow-up on customer inquiries through further distribution of Anicom's informational materials and on-site visits. Once a customer relationship has been established, Anicom focuses on identifying opportunities to market a broader array of product solutions to our customers.

         Anicom rewards its sales and marketing force through a base salary and an incentive-based bonus program. Under this program, Anicom and each sales associate establish quantifiable performance goals each year. In addition, Anicom seeks to achieve Company-wide objectives and encourage a "team" concept by rewarding its sales personnel through supplementary bonuses based on Company-wide or location-based goals.

Suppliers and Inventory
         Management believes that vendor relationships are important to Anicom's success, and Anicom focuses sharply on establishing and maintaining such relationships. Management believes that Anicom is not dependent on any particular supplier. Anicom offers a large number of products manufactured by a variety of vendors. We have a centralized purchasing group which coordinates manufacturers shipments to the distribution centers and other warehouse locations (or, in some cases, directly to customers) specified by Anicom. Management believes that Anicom has a good working relationship with its existing suppliers. No vendor accounted for more than 10% of Anicom's purchases during any of the past three years, and management believes that Anicom is not dependent on any particular vendor. Management does not believe that the loss of any one supplier would have a material adverse impact on results of operations or financial condition because it generally believes it can obtain competitive products of comparable quality from other suppliers.

         Anicom's objective is to provide its customers with a continuity of supply and delivery scheduling that responds to their needs without requiring excessive levels of inventory. However, to meet customer requirements and provide value as a materials management agent, Anicom may be required at a point in time to increase its investment in inventory. In connection with the Metricom arrangement discussed below, Anicom did increase its inventory levels during 1999 in anticipation of the rollout of this project in the late first quarter of 2000. Exclusive of the Metricom arrangement, the emphasis on strict inventory control has allowed the Company to maintain its order completion rate and to support its increasing sales levels without significant increases in relative inventory levels other than to further expand the depth and breadth of product offerings. Anicom's Vice President of Purchasing, who has over 16 years of industry experience, leads the Company's inventory management programs. The inventory control measures impose strict controls on the discretion of Anicom's sales personnel and focus on continuing improvement of the forecasting and monitoring models used.

         In 1999, management decided to eliminate the number of lower margin product offerings as well as began a supplier selection program while reducing the number of part numbers maintained in inventory. The Anicom Platinum Alliance Program finds its core foundation in the simple shared belief that our customer's needs of tomorrow must be planned and sourced today. Anicom continues to take the necessary steps to apply solid sourcing techniques through a supplier selection program that identifies our alliance partners who will help Anicom meet or exceed our customer's expectations. The key to our continued success will lie in our ability to listen to our customers and react with excellent customer service. As a result, management reduced the number of active vendors and part numbers from approximately 1,500 and 67,000, respectively, in June of 1999 to approximately 900 and 50,000, respectively, by December 31, 1999. In connection with the implementation of this strategy, the Company incurred charges for certain inventory write-downs.

Management Information Systems
         The Company's information technology system integrates sales, inventory control and purchasing, warehouse management, financial control and internal communications while providing real-time monitoring of inventory levels, shipping status and other key operational and financial benchmarks at Anicom's sales and distribution locations.

         This system provides management a platform capable of managing a company substantially larger than Anicom's current size. This system will allow Anicom to maximize productivity and integrate acquired operations, which management believes translates into a lower effective cost to customers. This system also contributes to Anicom's ability to increase sales productivity by enabling the sales force to provide customers with personalized service drawing on information contained in the database, and allows the Company's sales force to provide technical product information in marketing the products offered by Anicom.

Customers
         The Company sells to a wide array of customers, including contractors, systems integrators, security/fire alarm companies, regional Bell operating companies, utilities, telecommunications and sound contractors, wireless specialists, construction companies, universities, governmental agencies and companies involved in the automotive, mining, marine, petro-chemical, paper and pulp and other natural resource industries. The Company's customers are principally located in North America. No customer accounted for more than 10% of Anicom's net sales during any of the past three years, and management believes that Anicom is not dependent on any particular customer. With Anicom's increasing North American presence and inventory selection, management will continue to focus more of its efforts on the development of sales to a larger number of national customers. Anicom's net sales outside of North America represents less than 5% of total net sales for each of the last 3 years.

         In November of 1999, Anicom entered into an agreement to sell wire, cable, radios, antennas and related connectivity products to Metricom, Inc. ("Metricom") in connection with the deployment of Metricom's high speed mobile wireless data access network. In addition, Anicom will provide Metricom logistic and material management services.

         In December of 1999, Anicom agreed to supply advanced fiber optic cable to Gateway Telephone of Canada ("Gateway") for its high-speed North American wide Broadband network. Gateway is the first independent Multi-Service Carrier Network in North America and its ribbon fiber deployment is the largest in Canada.

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

Trade Names
         Anicom maintains a number of registered trademarks and trade names in connection with its business activities, including "Anicom(R)", "Exacpac(R)," "Anicom MultiMedia Wiring Systems(R)" "RAPI-Change(R)," "Northern Wire & Cable(R)," "NorthFlex(R)," "CFC(R)," "TW CommCorp(R)", "L.I.P.S.(R)" "Interconnect the Internettm" and "The Distribution Solution for Voice, Video, Data and Powertm". Anicom's policy is to file for trademark and trade name protection for its trademarks and trade names.

Employees
         As of March 1, 2000, Anicom employed 1,088 persons. Anicom believes that it has good relations with its employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         As of March 1, 2000, Anicom is operating out of 61 different locations throughout North America. Most of the locations at which Anicom conducts its business consist of a sales office and a warehouse, except for its locations in Rosemont, Illinois; Lexington, North Carolina; Wausau, Wisconsin; and Woodridge, Illinois, which do not include any warehouse space. In addition, Anicom is obligated for 4 locations which are being phased out as a part of Anicom's 1999 restructuring.

         As of March 1, 2000, Anicom's aggregate executive office and sales office space was approximately 262,000 square feet and its aggregate warehouse space was approximately 953,000 square feet. Of this total, 254,000 square feet of executive and sales office space is being utilized in the conduct of day to day operations while 868,000 square feet of warehouse space is being used. Anicom is actively seeking to sublease or negotiate buyouts where practicable for the excess space not utilized in its day to day operations.

         Generally, Anicom maintains short-term leases for its sales offices and warehouses, with options to renew, where possible. Anicom believes that its facilities are adequate for its present foreseeable needs in these geographical markets; however, the Company will continue to increase or decrease space as the need arises. Management believes that adequate replacement space is readily available in each market.

ITEM 3.  LEGAL PROCEEDINGS

         Anicom is not a party to any material legal proceeding nor, to Anicom's knowledge, is any material legal proceeding threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during Anicom's fiscal quarter ended December 31, 1999.

                                     PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Anicom's Common Stock is traded on the Nasdaq National Market under the symbol "ANIC." The following table sets forth, for the periods indicated, the range of high and low last sale prices for the Common Stock as reported on the Nasdaq National Market:

                                     1999                       1998
                            -----------------------    ------------------------
                              High          Low          High           Low
                            ----------    ---------    ----------    ----------

             1st quarter      $10.000       $6.310       $16.750       $13.625
             2nd quarter      $10.813       $8.063       $16.063       $12.875
             3rd quarter      $10.875       $4.625       $15.125        $6.750
             4th quarter       $5.375       $3.875       $10.750        $6.250



As of March 24, 2000, the approximate number of record holders of Anicom's Common Stock was 2,098.

         Anicom has not paid cash dividends or distributions on its Common Stock during 1999 or 1998. Anicom anticipates that it will retain any future earnings to finance the continuing growth and development of its business. Accordingly, Anicom does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of Anicom's Board of Directors and will depend upon, among other things, future earnings, the success of Anicom's development activities, capital requirements, restrictions in financing arrangements, the general financial condition of Anicom and general business conditions. At present, Anicom's ability to declare or pay dividends is limited under its bank line of credit, which provides that Anicom may not declare or pay any dividends on its Common Stock if at the time of such declaration or payment, any event of default shall have occurred or be continuing.

ITEM 6.  SELECTED FINANCIAL DATA

         The data set forth below is derived from the Consolidated Financial Statements of the Company. These historical results are not necessarily indicative of the results to be expected in the future.

                                                                            Year ended December 31,
                                                ---------------------------------------------------------------------------------
                                                    1999 (1)        1998 (1)         1997 (2)           1996            1995
                                                -------------    -----------      -----------      -----------     -----------

                                                                     (in thousands, except per share data)

Selected Statement of Income Data:
Net sales                                      $     536,721    $   470,279      $   243,664      $   115,993     $    29,358
                                                =============    ===========      ===========      ===========     ===========
Net income (loss) available to common
   stockholders                                $     (10,420)   $     7,374      $         4      $     2,622     $       764
                                                =============    ===========      ===========      ===========     ===========
Net income per common share:
  Basic                                        $       (0.41)   $      0.31      $   --           $      0.20     $      0.14
                                                =============    ===========      ===========      ===========     ===========
  Diluted                                      $       (0.41)   $      0.30      $   --           $      0.19     $      0.14
                                                =============    ===========      ===========      ===========     ===========
Weighted average number of shares outstanding:
  Basic                                               25,113         23,918           17,476           13,384           5,408
                                                =============    ===========      ===========      ===========     ===========
  Diluted                                             25,113         24,816           17,476           13,580           5,658
                                                =============    ===========      ===========      ===========     ===========


                                                                             As of December 31,
                                                ------------------------------------------------------------------------------
                                                    1999            1998             1997             1996            1995
                                                -------------    -----------      -----------      -----------     -----------

Selected Balance Sheet Data:
Total assets                                   $     383,697    $   353,221      $   215,457      $    87,954     $    41,169
                                                =============    ===========      ===========      ===========     ===========
Long term obligations and convertible
   redeemable preferred stock                  $     151,570    $   109,604      $     8,549      $     3,952     $       597
                                                =============    ===========      ===========      ===========     ===========



1.  See Note 9 in the Consolidated Financial Statements.

2.  See Note 10 in the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth selected income statement data of Anicom expressed as a percentage of net sales for the periods indicated:

                                        1999           1998           1997
                                     ------------   ------------   ------------
Income Statement Data:
Net sales                                  100.0%         100.0%         100.0%
Cost of sales                               79.8           77.7           76.8
                                     ------------   ------------   ------------
Gross profit                                20.2           22.3           23.2
Operating expenses and other:
   Selling                                  10.5            9.3           10.7
   General and administrative               10.1            8.5            9.7
   Restructuring charge                      1.1             --             --
   Acquisition integration charge             --            1.1             --
   Reengineering costs                        --             --            2.3
                                     ------------   ------------   ------------
Income (loss) from operations               (1.8)           3.4             .6
Interest expense, net                        1.3             .6             .3
                                     ------------   ------------   ------------
Income (loss) before income taxes           (3.0)           2.8             .4
Income tax provision (benefit)              (1.2)           1.2             .3
                                     ------------   ------------   ------------
Net income (loss)                           (1.8)           1.6             .1
Less:  Dividend on preferred stock            --             --            (.1)
                                     ------------   ------------   ------------
Net income available to common
    stockholders                           (1.9)%          1.6%            --%
                                     ============   ============   ============

------------------
Note:  Percentages may not sum due to rounding.

Results of Operations
         Year ended December 31, 1999 compared to year ended December 31, 1998 Net sales for the year ended December 31, 1999 increased by 14% to
$536.7 million when compared to net sales of $470.3 million in 1998. These increases are primarily attributable to acquisitions, which have led to new customers, new products, and expanded market penetration. These results were adversely impacted by declining sales levels at certain of the locations acquired from TW Communication Corporation ("TW") in December 1997.

         For the year ended December 31, 1999, gross profit increased by $3.7 million or approximately 3.5% to $108.4 million versus $104.7 million for 1998. This increase, resulting primarily from increased revenues, was significantly offset by costs associated with Anicom's third quarter 1999 companywide restructuring, which included costs associated with accelerating the implementation of its distribution centers. As part of the restructuring, the Company consolidated its 75 North American locations into 61 facilities, downsized 12 other locations, reduced its workforce of 1,200 by about 10 percent, and reduced the number of part numbers maintained in inventory reduced the number of lower margin product offerings and began a supplier selection program (cumulatively referred to as the "Plan"). Principally as a result of the Plan and in addition to the restructuring charges discussed below, the Company incurred approximately $4.8 million in one-time charges during 1999, which increased cost of goods sold for inventory writedowns and reductions in vendor rebates due. Management believes in 2000 the Company will realize more efficiencies and cost containment in 2000 out of its integrated operations as a result of the Plan which should result in greater profitability.

         As a percentage of net sales, gross profit for the year ended December 31, 1999 decreased as gross margins reflected the impact of lower historical gross profit margins at certain of our more recently acquired companies which have historically had lower margin product offerings and the costs associated with the Plan as discussed above. Management continues to work to mitigate the impact of these historically lower gross margins at acquired companies by increasing premium products offered by all of its locations, eliminating lower margin product lines, beginning a supplier selection program, and by continuing to leverage its purchasing volume with its vendor partners. At the same time, the Company has entered into arrangements with Metricom and Gateway that provide for lower gross margins than historical levels. To the extent that Anicom is able to generate significant sales from these arrangements, such sales may result in higher gross profits but lower gross margins.

         Selling expenses increased by $12.8 million for the year ended December 31, 1999 when compared to the same period in 1998. This increase occurred in conjunction with the Company's increase in net sales and the increase in sales headcount that resulted from the Company's recent acquisitions. Additionally, selling expenses were impacted by additional provisions for bad debts and other factors associated with the Plan that are discussed above. Selling expenses increased from 9.3% of net sales in 1998 to 10.5% of net sales in 1999. This increase resulted from additional provisions for bad debts and other factors associated with the Plan, along with the impact of lower than expected sales volume experienced in the second and third quarters of 1999 attributable to certain TW locations.

         General and administrative expenses increased from $39.9 million for the year ended December 31, 1998 to $54.0 million for the year ended December 31, 1999. General and administrative expenses for 1999 increased from 8.5% of net sales in 1998 to 10.1% of net sales in 1999. These increases resulted from redundant expenditures incurred as a result of implementing the Plan and the realization of a full year of expenses in 1999 related to acquisitions the Company completed during the first nine months of 1998.

         In connection with the Plan, the Company consolidated and downsized locations, reduced its workforce and began a supplier selection program. During the third quarter of 1999, costs associated with terminating or abandoning leases and related leasehold improvements, offering severance to associates whose positions were eliminated, bank fees associated with taking a charge for the Plan and other costs associated with notes receivable from suppliers were incurred. These costs totaled $6.1 million and are categorized as a restructuring charge on the income statement (see Note 9 in the Consolidated Financial Statements).

         During the second quarter of 1999, the Company reached an agreement to settle a civil lawsuit stemming from the March 1997 disposition of its non-strategic cable assembly product line. In connection with the settlement, the Company recognized a charge of approximately $1.4 million during the second quarter of 1999.

         For the year ended December 31, 1999, net interest expense increased to $6.7 million from $2.7 million in 1998. This is primarily a result of the Company's increased borrowings under its credit facility to fund the cash consideration and debt payoff related to acquisitions, and to meet the increased working capital requirements associated with sales growth and anticipated 2000 project business, including the Metricom and Gateway arrangements.

         The Company recognized a benefit for income taxes of $6.5 million for the year ended December 31, 1999 compared to a provision of $5.6 million for 1998. The change is a result of the Company incurring a loss before income taxes as a result of costs associated with the Plan and other matters discussed above.

         Year ended December 31, 1998 compared to year ended December 31, 1997 Net sales for the year ended December 31, 1998 increased to a record
$470.3 million, a 93% increase over net sales of $243.7 million in 1997. The significant increase is primarily attributable to acquisitions coupled with internal growth, which led to new customers, new products, increased market share, expanded market penetration and increased volume with existing customers. For the year ended December 31, 1998, net income and diluted earnings per share were $7.5 million or $0.30 per share compared to $300,000 or $0.00 per share in 1997. Results in 1997 included $5.6 million of costs associated with the Company's implementation of a business process reengineering plan which was centered around a new information technology system.

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

         Selling expenses as a percentage of net sales improved from 10.7% of net sales in 1997 to 9.3% of net sales in 1998. These improvements resulted primarily from the Company realizing operating leverage from its growth and acquisitions and conforming the selling incentive programs of acquired companies to those of Anicom. Selling expenses increased by $17.8 million for the year ended December 31, 1998 in conjunction with the Company's increase in net sales and the increase in sales headcount resulting from the Company's acquisitions and internal growth.

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

         Net income for the year ended December 31, 1998 was $7.5 million or 1.6% of net sales as compared to $300,000 for the year ended December 31, 1997. For the year ended December 31, 1998, basic and diluted earnings per common share increased to $0.31 and $0.30 per share, respectively, up from $0.00 per share for the year ended December 31, 1997. These increases were reported despite an increase in diluted weighted average shares of approximately 37% from the same period in 1997. Excluding the impact of acquisition related charges and net losses incurred from non-strategic assets divested by the Company, management believes that basic and diluted earnings per share would have been $0.48 and $0.47 per share in 1998.

Liquidity and Capital Resources
         In December 1999, the Company entered into a Multicurrency Credit Agreement (the "Facility") with its then current bank group and other lenders, which resulted in a 25% increase in available borrowings to $150 million from the $120 million available under its previous revolving credit facility (the "Prior Facility"). The Facility provides for borrowings of up to $15 million in currencies other than U.S. dollars. It also provides for various interest rate options, determined from time to time, based upon certain of the Company's financial ratios, as defined. The Facility expires in July 2001 with extensions available at the option of the Company and the lenders through July 2003. The Facility contains certain financial covenants, including minimum tangible net worth and EBITDA, interest coverage, leverage and debt to earnings ratios. The Facility is secured by the Company's receivables and inventory, with eligible advance rates of 85% and 60%, respectively. Prior to the closing of the Facility, Anicom obtained a waiver of compliance related to the plan for the Prior Facility dated September 30, 1999.

         Management believes that cash flows from operations and borrowings available under the Facility will be sufficient to fund current operations. The Company does not currently have any significant long-term capital requirements that it believes cannot be funded from these sources. The Company continues to examine opportunities to raise funds through the issuance of additional equity or debt securities through private placements or public offerings and to increase its available line of credit.

         As of December 31, 1999, Anicom had working capital of approximately $168.8 million as compared to $136.1 million as of December 31, 1998. At December 31, 1999, amounts outstanding under the Facility were approximately $125.1 million.

         During the year ended December 31, 1999 cash flows from operating activities used $33.7 million of cash compared to $33.9 million used during 1998. This increase relates primarily to changes in working capital components, anticipated tax refunds resulting from the Company's 1999 loss and the impact of amounts accrued and not yet paid related to the Plan.

         For the year ended December 31, 1999 cash flows from investing activities used $4.5 million compared to approximately $30.7 million during 1998. During 1998, Anicom completed the acquisitions of Yankee Electronics, Optical Fiber Components, Superior Cable and Supply Company and Texcan Cables Limited, Texcan Cables, Inc. and Texcan Cables International, Inc. (collectively referred to as "Texcan"). Cash paid for these acquisitions accounted for the majority of cash used for investing activities during 1998. During the second quarter of 1999, the Company received the remaining cash proceeds from the 1998 disposition of the Broadband cable television product line and a favorable purchase price adjustment from a previous acquisition, which was offset in part by investments in property and equipment.

         During the year ended December 31, 1999 cash flows from financing activities provided approximately $37.5 million compared to providing $66.5 million during the same period in 1998. The change relates to a reduction in additional borrowings to fund acquisition activity and increased working capital requirements when compared to the prior year.

         In September 1999, Anicom's Board of Directors authorized a share repurchase program that will allow the Company to repurchase up to 10 percent of the Company's outstanding common stock over a 24-month period, subject to certain restrictions. During the fourth quarter of 1999, Anicom acquired 344,000 shares of its outstanding common stock for prices between $4.13 and $4.84 per share.

Inflation
         Although the operations of Anicom are influenced by general economic conditions, Anicom does not believe that inflation had a material effect on the results of the operations during 1999.

Seasonality
         In the fourth quarter, Anicom has historically experienced, and expects to experience in future years, a modest decrease in the level of activity among many of its customers around the Thanksgiving and Christmas holidays.

         Year 2000 Readiness and Related Risks As of the date of this report, all of our mission-critical systems have been tested for Year 2000 compliance and we have not experienced any significant Year 2000 problems with our own mission-critical systems or any mission-critical third parties systems. Many currently installed computer systems, software programs and embedded data chips are programmed using a two-digit date field and are therefore unable to distinguish dates beyond the 20th Century. A failure to identify and correct any mission-critical internal or third-party Year 2000 processing problems could have a material adverse operational or financial consequence to us. Anicom established a Year 2000 Project Team that developed a process for addressing the Year 2000 issue including performing an inventory, an assessment, remediation procedures (to the extent necessary) and testing procedures of all mission-critical information systems and equipment that contain embedded technology, as well as obtaining assurances from all mission-critical third parties as to their own Year 2000 preparedness. Although we have not experienced any significant Year 2000 problems to date, we plan to continue to monitor the situation closely. We cannot be sure that we will be completely successful in our efforts to address the Year 2000 issue or that problems arising from the Year 2000 issue will not cause a material adverse effect on our operating results or financial condition. We believe, however, that our most reasonably likely worst-case scenario would relate to problems with the systems of third parties rather than with our internal systems. We are limited in our efforts to address the Year 2000 issue as it relates to third parties and rely solely on the assurances of these third parties as to their Year 2000 preparedness. As part of our broader contingency planning, we also developed business continuity plans to address each critical process and activity that we believe would cause a significant disruption to operations if not functional. Despite these efforts, we cannot guarantee that the contingency plan will adequately address all circumstances that may disrupt operations or that such planning will prevent circumstances that may cause a material adverse effect on our operating results or financial condition.

Factors That Could Affect Our Operations
          Investing in the shares offered by Anicom, Inc. involves a high degree of risk. In addition to other information contained in this Form 10-K or incorporated by reference into this filing, you should consider carefully the following factors before deciding to purchase the shares of the Company. Statements in this Form 10-K that are not historical facts are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. A number of factors could cause the Company's future results to be different from those expressed in any forward-looking statements made by the Company. Some of these factors are listed below.

Risks Associated with Integrating Acquired Companies
         As of December 31, 1999, the Company operated in over 60 locations, many of which were locations of companies which we had acquired. We are continuing to integrate some of these acquired facilities into our existing distribution system. Our ability to expand successfully into these and other new geographical markets is dependant on a number of factors, including the following:

         o        economic  and  business   conditions   affecting  customers  o
                  competition
         o        availability of sufficient capital
         o        availability of sufficient inventory to meet customer demand
         o ability to obtain suitable sales officers and/or warehouse facilities
         o        ability to attract and retain qualified personnel

As a result of these factors, we cannot assure you that we will be able to take advantage of these geographical markets on a timely or profitable basis or that we will be able to manage these operations effectively. Furthermore, these factors, among others, create difficulties in integrating acquired locations into our existing distribution system. Therefore, we cannot assure you that we will be able to manage these operations effectively, that we will be able to maintain or accelerate our recent growth or that we will be able to operate profitably.

Risks Associated with Canadian Operations
         Anicom has significant operations in Canada. Accordingly, we will be influenced by the political, economic and other factors affecting Canada. These factors include, without limitation, taxation policies, changing federal and provincial political conditions, compliance with a variety of Canadian laws and unexpected changes in regulatory requirements. One or more of these factors could adversely affect the Company's business, results of operations and financial condition. Also, we now receive a portion of our cash flow in Canadian dollars. Changes in the exchange rate between the Canadian and U.S. currencies could adversely affect the Company's business, results of operations and financial condition.

Capital Needs for Expansion
         We may require additional capital if we continue to grow. The Company may raise this capital through public or private equity offerings or financings. However, such capital may not be available or, if available, may not be available on acceptable terms. The Company's inability to raise funds could restrict our growth. In addition, existing ownership interests may be diluted if funds are raised by issuing additional equity securities.

Effective Implementation of Platinum Service Distribution Centers
         During 1999, we implemented the Platinum Service Distribution Centers in an effort to lower costs by reducing redundancy in our distribution system. This new system of distribution centers allowed us to consolidate our distribution network, reducing the total number of our North American locations from 75 to 61. While we expect that we will be able to improve customer service from these centralized locations, we cannot assure you that we will be able to effectively meet customer demand from this new distribution network. If our new distribution network proves ineffective or fails to justify our investment in it, our gross profits and gross margins may be reduced.

Timing of Performance and Payment under Certain Contracts
         In 1999, we entered into contracts to supply cable nationwide to Metricom for its rollout of a wireless mobile information network, and to Gateway, for its high-speed wide broadband network. In order to purchase the inventory necessary to meet the supply requirements under these contracts, we borrowed significant funds from our lenders, incurring increased interest expense. Large infrastructure projects such as those described above can face periodic delays for a variety of reasons, including zoning and other regulatory problems, construction delays and other developments that are outside our and our customers' control. If a project is delayed, we may be forced to carry inventory longer than anticipated and incur larger than expected interest expense. Therefore, if a customer experiences significant delays on a project of the scale described above, we may have increased interest expense and delays in our revenue recognition which would adversely affect our earnings during those quarters in which the project delays occur.

Risks Associated With Shares Eligible for Future Sale
         Anicom has shares of Common Stock registered for resale under active Registration Statements on Form S-3 and S-8. The perception that sales of such shares could occur, or the actual sale of a substantial number of shares, could adversely affect the market price of the Common Stock.

         Pursuant to its Amended and Restated Certificate of Incorporation, the Company has the authority to issue additional shares of Common Stock and shares of one or more series of preferred stock. The Company may issue shares on the authority of the Board of Directors without stockholder approval. If the Company issues additional Common Stock or preferred stock, the voting power and rights of the outstanding shares of Common Stock could be diluted. In addition, the possibility of issuing additional shares of preferred stock may deter a change of control.

         As of December 31, 1999, there were outstanding options to purchase 5,163,000 shares of Common Stock, at a weighted average price of approximately $7.99 per share, issued to employees, former employees, directors and consultants pursuant to the Company's stock incentive plans. In addition, we have reserved 1,403,508 shares of Common Stock for issuance upon conversion of the Series B Preferred Stock. The Company has registration statements on Form S-8 in effect covering an aggregate of 4,450,000 of the shares issuable under its stock incentive plans.

         We may issue additional capital stock or other forms of convertible or exchangeable securities to raise capital in the future. In order to attract and retain key personnel, we also may issue additional securities, including stock options, in connection with our employee benefit plans. During the terms of these options, the holders may exercise the options in order to benefit from a rise in the market price of the Common Stock. The exercise of such options may adversely affect the market value of the Common Stock. Also, the existence of these options may adversely affect the terms on which we can obtain additional equity financing.

Highly Competitive Market
         The market for the distribution of multimedia wiring products is highly competitive and fragmented. To compete successfully, we believe we will need to continue to:

         o offer a broad range of technologically advanced products o provide competitive pricing while maintaining its margins
         o        provide prompt delivery of products
         o        deliver responsive customer service
         o establish and maintain strong relationships with suppliers and customers
         o        attract and retain highly qualified personnel

We face substantial competition from several national and regional distributors and from manufacturers who sell directly to end-users for certain large-scale projects. We may be required to lower our prices to maintain or increase market share in light of competitive pressures from current or future competitors. Such measures may adversely affect the Company's business, results of operations and financial condition.

Risks Associated with Inventory

         We must identify the right product mix and maintain sufficient inventory on hand to meet customer orders. We may not be able to identify and offer products necessary to remain competitive, or we may suffer losses related to product obsolescence. Further, there is no assurance that we will achieve and maintain sufficient inventory levels to meet our customers' needs or that we will not have to take inventory write-offs in the future.

Dependence on Management and Key Personnel

         We are highly dependent upon the services of certain members of senior management. We have entered into employment agreements with a number of key executive officers. Our success is also dependent upon its ability to attract and retain highly qualified management, marketing and sales personnel. If we are not able to continue to attract and retain qualified management and other key personnel, our ability to sustain our growth strategy and profitable results may be adversely affected.

Possible Volatility of Stock Price

         Changes in quarterly operating results and earnings could lead to significant fluctuations in the market price of the Common Stock. Estimates by analysts, general conditions in the industries in which the Company's customers compete and other events or factors could also lead to fluctuations in the market price of the Common Stock.

We Cannot Be Sure That The Year 2000 Problem Will Not Affect Our Business

  Thus far,  we have had no  significant  problems  related  to Year 2000 issues associated with the computer systems, software, other property and equipment we use. However, we cannot guarantee that the Year 2000 problem will not adversely affect our business, operating results or financial condition at some point in the future.
                                       16

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk
         The Company's Facility is priced on a floating rate basis at either a spread over LIBOR or under the credit facility agent's Domestic Rate which is tied to the U.S. Prime Rate. The rate used in subject to selection by the Company based on the terms of the Facility. Accordingly, any movement in LIBOR or the Domestic Rate will impact the Company's interest expense. The outstanding balance under the Facility at December 31, 1999 was $125.1 million. Based on this balance, a hypothetical 10% increase in LIBOR would result in an increase in annual interest expense of approximately $1,060,000. The Company has not historically used interest rate swaps, caps or other derivative financial instruments for the purpose of hedging fluctuations in interest rates on its floating rate debt. Consequently, increases in interest rates could have a material adverse effect on the Company's future results.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         The information in response to this item is included in the Company's consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, appearing on pages F-1 through F-25 of this Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         The information in response to this item is incorporated by reference from the sections captioned "PROPOSAL NO. 1--ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" of the definitive Proxy Statement to be filed in connection with the Company's 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION
         The information in response to this item is incorporated by reference from the section of the 2000 Proxy Statement captioned "EXECUTIVE COMPENSATION."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         The information in response to this item is incorporated by reference from the section of the 2000 Proxy Statement captioned "SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         The information in response to this item is incorporated by reference from the sections of the 2000 Proxy Statement captioned "CERTAIN TRANSACTIONS."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)      1.       The following consolidated financial statements and notes
                  thereto, and the related Report of Independent Accountants, are included on pages F-1 through F-24 on this Form 10-K:

                  Report of Independent Accountants
                  Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the Years Ended
                    December 31, 1999, 1998 and 1997
                  Consolidated Statements of Stockholders' Equity for the
                    Years Ended December 31, 1999, 1998 and 1997
                  Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 1999, 1998 and 1997
                  Notes to Consolidated Financial Statements

         2.       Schedule

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

         3. Exhibits. The following exhibits are filed with the report or incorporated herein by reference as set forth below.


     Exhibit No.        Description
----------------------  --------------------------------------------------------

                  2.1(1)   Asset Purchase  Agreement by and among Anicom,  Inc.,
                           Anicom Multimedia Wiring Systems Incorporated, Texcan
                           Cables, Inc., Texcan Cables International,  Inc., and
                           Texcan Cables Limited, dated as of September 21, 1998
                  3.1(2)   Restated Certificate of Incorporation of Anicom.
                  3.2(3)   Restated Bylaws of Anicom.
                  4.1(3) Specimen Stock Certificate representing Common Stock. 10.1(2) 1996 Stock Incentive Plan, as Amended.
                  10.2(2)  Form  of  Employment  Agreement  between  Anicom  and
                           Donald Welchko.
                  10.3(2)  1998 Associate Stock Purchase Plan
                  10.4(2)  Form of Employment Agreement between Anicom and Scott
                           C. Anixter.
                  10.5(2)  Form of Employment  Agreement between Anicom and Carl
                           E. Putnam.
                  10.6(3)  Form  of  Employment  Agreement  between  Anicom  and
                           Robert L. Swanson.
                  10.7(3)  Shareholders Agreement.
                  10.8(3)  Form of Tax Indemnification Agreement.
                  10.9(4)  Stockholders'  Agreement,  dated May 23,  1997  among
                           Anicom,  Scott C. Anixter and each of the  purchasers
                           listed on the signature page thereto.
                  10.10(5) Form of Amended and  Restated  1995  Directors  Stock
                           Option Plan.
                  10.11    Amendment to the Amended and Restated  1995  Director
                           Stock Option Plan.
                  10.12(6) Anicom 401(k) Savings Plan
                  10.13    Multicurrency Credit Agreement,  dated as of December
                           17, 1999, among Anicom, Harris Trust and Savings Bank
                           and Bank One, NA.
                  21(2)    List of Subsidiaries.
                  23.1     Consent of Independent Accountants.
                  27       Financial Data Schedule.

------------------

         (1) Previously filed as an exhibit to Anicom's quarter ly report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
         (2)      Previously  filed as an Exhibit to Anicom's  annual  report on
                  Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
         (3) Previously filed as an Exhibit to Anicom's Registration Statement on Form SB-2, registration no. 33-87736C and incorporated herein by reference thereto.
         (4) Previously filed as an Exhibit to Anicom's current report on Form 8-K, dated May 30, 1997, and incorporated herein by reference.
         (5) Previously filed as an Exhibit to Anicom's quarterly report on Form 10-QSB, for the quarter ended September 30, 1996 and incorporated herein by reference.
         (6) Previously filed as an Exhibit to Anicom's registration statement on Form S-8, registration no. 333-68119, and incorporated herein by reference.

                  (b) Reports on Form 8-K. The following Reports on Form 8-K or Form 8-K/A were filed during the last quarter of 1999

                           None

                                  Anicom, Inc.
   Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                                          Page(s)

Report of Independent Accountants                                                             F-2
Financial Statements:
         Consolidated Balance Sheets as of December 31, 1999 and 1998                         F-3
         Consolidated Statements of Operations for the years ended
          December 31, 1999, 1998 and 1997                                                    F-4
         Consolidated Statements of Stockholders' Equity for the years ended
          December 31, 1999, 1998 and 1997                                                    F-5
         Consolidated Statements of Cash Flows for the years ended
           December 31, 1999, 1998 and 1997                                                   F-6
         Notes to Consolidated Financial Statements                                    F-7 - F-24

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

                        Report of Independent Accountants

To the Stockholders and the Board of Directors of Anicom, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 18 of this Form 10-K present fairly, in all material respects, the financial position of Anicom Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 18 this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


Chicago, Illinois
March 30, 2000

                                  Anicom, Inc.
                           Consolidated Balance Sheets
                        As of December 31, 1999 and 1998
                      (in thousands, except per share data)

                                                                                      1999             1998
                                                                                 ----------------   --------------
                                    ASSETS
Current assets:
     Cash and cash equivalents                                                   $         1,928    $       2,589
       Accounts receivable, less allowance for doubtful
            accounts of $2,703 and $4,140, respectively                                  113,729          106,043
       Inventory                                                                         105,488           87,250
       Deferred income taxes                                                               4,670            3,176
       Other current assets                                                               18,247           14,273
                                                                                 ----------------   --------------
                    Total current assets                                                 244,062          213,331
  Property and equipment, net                                                             11,005            9,963
  Goodwill, net of accumulated amortization of
    $7,376 and $3,740, respectively                                                      127,701          128,280
  Deferred income taxes                                                                      579               --
  Other assets                                                                               350            1,647
                                                                                 ----------------   --------------

                    Total assets                                                 $       383,697    $     353,221
                                                                                 ================   ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
       Accounts payable                                                          $        66,485    $      58,205
       Accrued expenses                                                                    3,423           10,429
       Restructuring liabilities                                                           3,663            1,477
       Acquisition liabilities                                                             1,512            5,687
       Deferred income taxes                                                                  --              222
       Long-term debt, current portion                                                       195            1,227
                                                                                 ----------------   --------------
                    Total current liabilities                                             75,278           77,247
  Long-term debt, net of current portion                                                 125,359           85,516
  Restructuring liabilities, noncurrent                                                    2,562            1,021
  Acquisition liabilities, noncurrent                                                      3,581            2,845
  Other liabilities                                                                           68              222
                                                                                 ----------------   --------------
                    Total liabilities                                                    206,848          166,851
                                                                                 ----------------   --------------
  Commitments and contingencies
  Convertible  redeemable  preferred stock,  series B, par value $.01 per share, liquidation value $1,000 per share; 20 shares authorized,
    issued and outstanding                                                                20,000           20,000
                                                                                 ----------------   --------------

  Stockholders' equity:
       Common stock, par value $.001 per share; 100,000 shares authorized;
         24,796 and 25,083 shares issued and outstanding, respectively                        17               17
         Preferred stock, series C, par value $.01 per share; 50 shares
       authorized,        no shares issued and outstanding                                    --               --
       Preferred stock, undesignated, par value $.01 per share;
         903 shares authorized, no shares issued and outstanding                              --               --
        Treasury stock, 344 and 0 shares, respectively                                    (1,560)              --
       Additional paid-in capital                                                        155,900          155,653
       Retained earnings                                                                     177           10,597
       Cumulative Translation Adjustment                                                   2,315              103
                                                                                 ----------------   --------------
                    Total stockholders' equity                                           156,849          166,370
                                                                                 ----------------   --------------

                    Total liabilities and stockholders' equity                   $       383,697    $     353,221
                                                                                 ================   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                  Anicom, Inc.
                      Consolidated Statements of Operations
              For the years ended December 31, 1999, 1998 and 1997
                      (in thousands, except per share data)

                                                                     1999               1998                1997
                                                                 --------------     --------------  -----------------

Net sales                                                        $     536,721      $     470,279   $        243,664
Cost of sales                                                          428,347            365,613            187,098
                                                                 --------------     --------------  -----------------
    Gross profit                                                       108,374            104,666             56,566
                                                                 --------------     --------------  -----------------

Operating expenses:
  Selling                                                               56,536             43,702             25,948
  General and administrative                                            53,994             39,924             23,547
   Restructuring charge (Note 8)                                         6,067                 --                 --
   Legal settlement  (Note 15)                                           1,352                 --                 --
  Acquisition integration charge (Note 8)                                   --              5,156                 --
  Reengineering costs (Note 9)                                              --                 --              5,584
                                                                 --------------     --------------  -----------------
    Total operating expenses                                           117,949             88,782             55,079
                                                                 --------------     --------------  -----------------

Income (loss) from operations                                            (9,575)           15,884              1,487

Other income (expense):
   Interest income                                                          142               111                225
   Interest expense                                                      (6,862)           (2,853)              (762)
                                                                 --------------     --------------  -----------------
    Total other income (expense)                                         (6,720)           (2,742)              (537)
                                                                 --------------     --------------  -----------------
Income (loss) before income taxes                                      (16,295)            13,142                950

Income tax provision (benefit)                                          (6,475)             5,600                650
                                                                 --------------     --------------  -----------------

Net income (loss)                                                       (9,820)             7,542                300

Less: dividends on preferred stock                                         600                168                296
                                                                 --------------     --------------  -----------------

Net income (loss) available to common stockholders               $     (10,420)     $       7,374   $              4
                                                                 ==============     ==============  =================

Earnings per common share:
  Basic                                                          $       (0.41)     $        0.31   $             --
                                                                 ==============     ==============  =================
  Diluted                                                        $       (0.41)     $        0.30   $             --
                                                                 ==============     ==============  =================

Weighted average common shares outstanding:
  Basic                                                                 25,113             23,918             17,476
                                                                 ==============     ==============  =================
  Diluted                                                               25,113             24,816             17,476
                                                                 ==============     ==============  =================



The accompanying notes are an integral part of these consolidated financial statements

                                  Anicom, Inc.
                 Consolidated Statements of Stockholders' Equity
              For the years ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                        Convertible                           Addi                    Other
                      Preferred Stock       Common Stock    -tional               Comprehensive                  Treasury Stock
                    ------------------  -----------------   Paid-In     Retained     Income     Stockholders'  --------------------
                     Shares     Amount    Shares  Amount    Capital     Earnings     (Loss)        Equity       Shares      Amount
                    -------    -------   ------  -------   --------    --------    ---------    -----------     ------    ---------
Balance,
 January 1, 1997                         15,561        7     56,465      3,387                      59,859
Net income                                                                 300                         300
Proceeds from                                                                                       26,155
issuance of
  Convertible
  preferred
  stock, net of
  offering costs       27     $26,155
Dividends
  issued to
  Convertible
  preferred
  stockholders in
  common stock                               29                 296       (296)
Conversion of
  convertible
  Preferred stock
  to common stock     (27)    (26,155)    3,130        3     26,152
Proceeds from
issuance of
  Common stock,
  net of offering
  costs                                   2,900        3     36,131                                 36,134
Issuance of
common stock
  for acquisitions                        1,646        2     21,627                                 21,629
Exercise of stock
  options
  and warrants                               27                  72                                     72
                    -------    -------   ------  -------   --------    --------    ---------   -----------      ------     ---------
Balance,
  December 31, 1997    --          --    23,293       15    140,743      3,391                     144,149
Net income                                                               7,374                       7,374
Foreign currency
  translation
  adjustments                                                                            103           103
                                                                                                ----------
Total
  comprehensive
  income                                                                                             7,477
Issuance of
common stock                              1,732        2     14,579                                 14,581
  for acquisitions
Exercise of stock
options                                      58                 331                                    331
  and warrants
Dividends on
convertible
  Redeemable
  preferred stock,
  Series B                                                                (168)                       (168)
                    -------    -------   ------  -------   --------   --------     ---------    -----------     ------     ---------
Balance, December
  31, 1998              --         --    25,083       17    155,653     10,597           103       166,370

Net loss                                                                (9,820)                     (9,820)
Foreign currency
  translation
  adjustments                                                                          2,212         2,212
                                                                                                 ----------
Total
  comprehensive
  loss                                                                                              (7,608)
Exercise of stock
  options
  and warrants                               57       --        247                                    247
Dividends on
  convertible
  Redeemable
  preferred stock,
  Series B                                                                (600)                       (600)
Acquisition of
  Treasury Stock                           (344)                                                    (1,560)        344      $(1,560)
                    -------    -------   ------  -------   --------    --------    ---------    -----------     ------     ---------
Balance, December
  31, 1999                       $ --    24,796    $  17   $155,900      $ 177       $ 2,315     $ 156,849         344      $(1,560)
                    =======    =======   ======  =======   ========    ========    =========    ===========     ======     =========

The accompanying notes are an integral part of these consolidated financial statements.

                                  Anicom, Inc.
                      Consolidated Statements of Cash Flows
              For the years ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                                        1999             1998              1997
                                                                     -------------   --------------   --------------
Cash flows from operating activities:
  Net income (loss) available common stockholders                    $    (10,420)   $       7,374    $         301
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and Amortization                                           6,415            4,005            2,163
    Deferred income taxes                                                  (2,295)             359              615
    Provision for doubtful accounts                                         3,934            2,406            2,183
    Gain on sale of product lines                                              --          (1,000)            (483)
    Loss on disposal of property and equipment                                 --               --              278
    Increase (decrease) in cash attributable to change in assets and liabilities:
      Marketable securities                                                    --               --            4,345
      Accounts receivable                                                 (12,120)         (27,409)         (8,885)
      Inventory                                                           (19,063)         (8,827)         (12,710)
      Other assets                                                           (465)         (8,615)          (1,865)
      Accounts payable                                                      8,040            4,303            3,693
      Accrued expenses                                                     (7,718)         (6,478)          (2,648)
                                                                     -------------   --------------   --------------
        Net cash provided by (used in) operating activities               (33,692)        (33,912)         (13,013)
                                                                     -------------   --------------   --------------

Cash flows from investing activities:
  Purchase of property and equipment                                       (4,467)         (3,493)          (2,297)
  Cash paid for acquired companies                                             --         (29,908)         (33,801)
  Cash received on sale of product lines                                       --            2,700              200
                                                                     -------------   --------------   --------------
        Net cash provided by (used in) investing activities                (4,467)        (30,701)         (35,898)
                                                                     -------------   --------------   --------------

Cash flows from financing activities:
  Proceeds from long-term debt                                            121,200         142,550           57,340
  Payment of long-term debt and assumed bank debt                         (82,389)        (76,129)         (70,302)
   Purchase treasury stock                                                 (1,560)              --               --
  Proceeds from equity offerings, net of offering costs                        --               --           62,365
  Other                                                                       247               94               --
                                                                     -------------   --------------   --------------
        Net cash provided by (used in) financing activities                37,498           66,515           49,403
                                                                     -------------   --------------   --------------

Net increase (decrease) in cash and cash equivalents                         (661)           1,902              492
Cash and cash equivalents, beginning of year                                2,589              687              195
                                                                     -------------   --------------   --------------

Cash and cash equivalents, end of year                               $      1,928    $       2,589    $         687
                                                                     =============   ==============   ==============

Supplemental cash flow information:
  Cash paid for interest                                             $      6,927    $       2,896    $         695
                                                                     =============   ==============   ==============
  Cash paid for income taxes                                         $      2,730    $       4,869    $       4,098
                                                                     =============   ==============   ==============


The accompanying notes are an integral part of the consolidated financial statements.

                                  Anicom, Inc.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)





1.       Nature of Business and Summary of Significant Accounting Policies

         Nature of Business
         Anicom, Inc. and Subsidiaries (the "Company") specializes in the sale and distribution of multimedia technology products including fiber optics, communications related wire, cable, and computer network and connectivity products. The Company operates in a single business and geographical segment.

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

         Financial Instruments The fair value of cash and cash equivalents is assumed to approximate the carrying value of these assets due to the short duration of these assets. The fair value of the Company's debt is estimated to be the carrying value of these liabilities based upon borrowing rates currently available to the Company for borrowings with similar terms. The fair value of the Company's Series B Preferred Stock can not be readily determinable as such stock is not traded in the open market and a market price is not readily available.

         Revenue Recognition
         Sales and the related cost of sales are recognized upon the shipment of products.

         Earnings (Loss) Per Common Share
         Basic earnings  (loss) per common share is computed based on net income
         (loss) available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings (loss) per common share is computed based on net income (loss) divided by weighted average common shares and potentially dilutive securities such as stock options and warrants and further assumes the conversion of the Company's convertible redeemable preferred stock to common stock as of the date of issuance.

         Segment Information
         Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information," requires that management identify operating segments based on the way management disaggregates the entity for making operating decisions. The Company currently operates in a single business and geographic segment.

         Stock-Based Compensation
         The Company applies the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for its stock-based employee compensation arrangements and discloses pro forma net income (loss) and earnings (loss) per share information in its footnotes as if the fair value method suggested in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") had been applied.

1. Nature of Business and Summary of Significant Accounting Policies, continued

         Foreign Currency Translation
         All assets and liabilities are translated at current and historical rates of exchange and operating transactions are translated at weighted average rates during the year. The translation gains and losses are accumulated as a component of stockholders' equity.

         Reclassifications
         Certain reclassifications have been made to the 1997 and 1998 financial statements to conform to the 1999 presentation.

2.       Property and Equipment

         At December 31, property and equipment consisted of the following components:

Category (useful life)                                1999               1998
----------------------------------          -----------------  -----------------

Machinery, equipment and vehicles (5 yrs)    $          5,088   $         5,142
Office equipment (5 yrs)                                2,501             1,511
Computer equipment and software (5-7 yrs)               7,532             4,975
Leasehold improvements (life of lease)                  2,654             1,938
                                             -----------------  ----------------
Total cost                                             17,775            13,566
Less:  Accumulated depreciation                        (6,770)           (3,603)
                                             -----------------  ----------------

Property and equipment, net                  $         11,005   $         9,963
                                             =================  ================



3.       Long-Term Debt

         In December 1999, the Company entered into a Multicurrency Credit Agreement (the "Facility") with its then current bank group and other lenders. This agreement resulted in a 25% increase in available borrowings to $150,000 from the $120,000 available under its previous revolving credit facility. The Facility provides for borrowings of up to $15,000 in currencies other than U.S. dollars. It also provides for various interest rate options, determined from time to time, based upon certain of the Company's financial ratios, as defined. The Facility expires in July 2001 with extensions available at the option of the Company and the lenders through July 2003. The Facility contains certain financial covenants, including minimum tangible net worth and EBITDA, interest coverage, leverage and debt to earnings ratios. The Facility is collateralized by the Company's receivables and inventory, with eligible advance rates of 85% and 60%, respectively.

         Prior to entering into the Facility, the Company had a revolving credit facility (the "Prior Facility). In November 1998, the Company entered into an agreement with its lenders to increase the Prior Facility from $100,000 to $120,000. The Prior Facility provided for borrowings of up to $15,000 in currencies other than U.S. dollars. It provided for various interest rate options, determined from time to time, based upon the Company's interest coverage and leverage ratios, as defined. Prior to the closing of the Facility, Anicom obtained a waiver of compliance under the Prior Facility dated September 30, 1999.

         In connection with the acquisition of Texcan Cables Limited, Texcan Cables, Inc. and Texcan Cables International, Inc. (collectively referred to as "Texcan") described in Note 13, the Company entered into a new $35,000 term facility in September 1998 with a Canadian bank ("Canadian Bank Loan"). In November 1998, the Canadian Bank Loan was acquired with proceeds from the Facility.

         At December 31, long-term debt consisted of the following:

                                                                                           1999          1998
                                                                                        ------------  ------------

         Amounts due under the Facility                                                 $   125,100  $      85,000
         Noncollateralized loans payable to former shareholders of
           acquired companies, each due in equal installments
           6.55% note due March 12, 1999                                                         --          1,000
           Prime rate note (8.50% at December 31, 1999), payable in
             monthly installments through July 1, 2002                                          275            382
           6.00% notes due May 30, 1997 to 1999                                                  --             84
         Other                                                                                  179            277
                                                                                         -----------    -----------
                                                                                            125,554         86,743
         Less current portion                                                                  (195)       (1,227)
                                                                                        ------------ --------------

                                                                                        $   125,359  $      85,516
                                                                                        ============ ==============


         The following is a schedule of the aggregate maturities in each of the three years ending December 31, 2000, and thereafter:

                                                             Amount
         2000                                            $           195
         2001                                                    125,207
         2002                                                        152
                                                         ----------------

                    Total                                $       125,554
                                                         ================

4.       Acquisition liabilities

         In connection with each of the Company's acquisitions, management evaluates acquired operations and develops a plan to integrate these operations into Anicom's existing structure. In connection with the integrations, the Company may complete limited workforce reductions or exit acquired lease agreements. As a part of the determination of purchase price for acquired companies, liabilities are established for these costs as well as external deal costs and other costs specific to each acquisition. In each case, management establishes a plan specific to the acquisition as soon as practicable after closing. Executions of the plans are typically completed within a year after closing. Payment of liabilities established may take place over several years depending upon the agreed upon settlement.

         Below is a summary of acquisition cost activity:

                                              External      Severance      Lease Exit      Tax         Total
                                             Consultants                     Costs     Liabilities
                                                                                        and Other
                                               -----------    -----------   ----------    ----------  -----------
        Balance, January 1, 1998                    $ 478         $3,350       $2,195        $1,596       $7,619
        Establish liabilities                       3,350             33        1,322         2,807        7,512
        Expenditures/adjustments                   (2,651)        (2,996)        (225)         (727)      (6,599)
                                               -----------    -----------   ----------    ----------    ----------
        Balance, December 31, 1998                  1,177            387        3,292         3,676        8,532
        Expenditures/adjustments                   (1,146)          (387)        (609)       (1,297)      (3,439)
                                               -----------    -----------   ----------    ----------    ----------
        Balance, December 31, 1999                  $  31           $ --      $ 2,683        $2,379       $5,093
                                               ===========    ===========   ==========    ==========    ==========


5.       Convertible Preferred Stock

         In September 1998, in connection with the Texcan acquisition discussed in Note 13, the Company issued 20,000 shares of Series B Convertible Redeemable Preferred Stock, par value $.01 per share, which are convertible, in the aggregate, into an additional 1,404,000 shares of common stock (the "Series B Preferred Stock"). The Series B Preferred Stock contains a liquidation preference of $1,000 per share and earns dividends at the rate of 3% of the liquidation preference per annum, payable semi-annually. Series B Preferred Stockholders are not entitled to any voting rights. The Series B Preferred Stock is redeemable at the holder's or the Company's option after 3 years from the date of issue for the liquidation preference value plus accrued and unpaid interest. Mandatory redemption occurs on the fifth anniversary from the date of issue. Conversion of the Series B Preferred Stock to common stock may occur at anytime, in whole or in part, at the option of the holder. The number of common shares to be issued upon conversion will be computed by dividing the liquidation preference for each share of Series B Preferred Stock by $14.25 ("Conversion Price"), rounded to the nearest whole share.

         In addition, mandatory conversion may occur based on the future trading price of the Company's common stock as follows:

              Trading Price as a Percentage        Number of Series B Preferred
                   of Conversion Price                Shares to be Converted*

                          130%                                 6.667
                          160%                                13.333
                          190%                                20.000

         * Number of shares less shares previously converted

         Pursuant to an agreement dated May 20, 1997, the Company sold 27,000 shares of $.01 par value, Series A Convertible Preferred Stock (the "Series A Preferred Stock") for $27,000. Net proceeds after related costs and expenses were approximately $26,200.

         The Series A Preferred Stock was convertible into Common Stock if certain closing market price levels for the Company's Common Stock were achieved. As of September 23, 1997, all of the shares of Series A Preferred Stock were converted to shares of Common Stock.

6.       Common Stock

         Following approval by the Company's stockholders at its annual meetings the number of authorized shares of common stock was increased to 60,000,000 in June 1997 and to 100,000,000 in June 1998.

         In December 1997, the Company completed a private placement of 2,900,000 shares of its common stock. Net proceeds to the Company after related costs and expenses were approximately $36,100.

7.       Treasury Stock

         During 1999, the Company's Board of Directors, believing that the Company's common stock was undervalued at the time, authorized a share repurchase program that will allow the Company to repurchase up to 10% of its outstanding Common Stock valued within a specified price range over a 24-month period.

         During 1999, the Company reacquired shares of its Common Stock in the open market. The Treasury Stock is carried at cost.

8.       Stockholder Rights Plan

         During the first quarter of 1999, the Company adopted a stockholder rights plan (the "Rights Plan"). Under the Rights Plan, preferred stock purchase rights ("Rights") were distributed to stockholders of record as of April 5, 1999, at the rate of one Right for each outstanding share of the Company's common stock. Generally, the Rights will not be triggered unless a person or group acquires 15% or more of the Company's common stock or announces a tender offer upon consummation of which such person or group would own 15% or more of the common stock. Each Right, when exercisable, entitles the holder to purchase shares of the Company's common stock at 50% of the then current market price. If the Company is acquired through a merger or other business combination transaction, or 50% or more of the Company's assets or earning power is sold, each Right will entitle the holder to purchase the surviving company's common stock at 50% of the then current market price. The Rights will expire in ten years unless earlier redeemed or terminated. The Company generally may amend the Rights or redeem the Rights at $0.01 per Right at any time prior to the time a person or group has acquired 15% of the Company's common stock.

         In October 1999, Anicom's Board of Directors approved a request made during September 1999 by The State of Wisconsin Investment Board permitting it to acquire up to 20% of Anicom's outstanding Common Stock without triggering the Company's Rights Plan.

9.       Restructuring, Acquisition Integration and Other One-Time Charges

         During the third quarter of 1999, the Company's management and Board of Directors approved a companywide restructuring plan, which included accelerating the implementation of its distribution centers. As part of the restructuring, the Company consolidated its 75 North American locations into 61 facilities, downsized 12 other locations and reduced its workforce of approximately 1,200 by about 10 percent (cumulatively referred to as the "Plan"). In connection with the Plan, the Company recognized a restructuring charge of approximately $6,100.

         Reductions in workforce under the Plan principally impacted warehouse and administrative employees. Notice of workforce reductions was given on September 30, 1999.

         The Company incurred costs as a part of the implementation of the Plan in addition to those costs categorized as restructuring. In the third quarter of 1999, management decided to eliminate the number of lower margin product offerings as well as the number of non-strategic vendors and reduce the number of part numbers maintained in inventory. As a result, the Company incurred during the third quarter of 1999, approximately $4,800 in one-time charges increasing cost of goods sold for actual and anticipated inventory write-downs and reductions in vendor rebates. Other one-time charges during the third quarter of 1999 of $1,000 are reflected in the general and administrative category.

         The Company incurred a one-time acquisition integration charge during the third quarter of 1998 of approximately $5,156 in connection with a plan to integrate its recent acquisitions (the "Acquisition Integration Plan"). This charge related to the Acquisition Integration Plan includes $2,800 for settlement of real estate obligations, the write-off of leasehold improvements, and facility relocation costs; $1,350 one-time acquisition incentive bonuses; and $1,006 related to severance and other costs.

         In connection with exiting or downsizing locations, the Company is actively seeking to sublease or negotiate buyouts where practicable. In some instances the length of the remaining term, unfavorable market conditions or location or the Company's inability to negotiate a sublease or buyout under mutually agreeable terms may result in the facility remaining idle until the expiration of the lease. Remaining lease terms range from January 2000 to January 2007. The majority of all site closings, downsizing or moves were completed by December 1999. The full implementation of this portion of the Plan and the Acquisition Integration Plan is estimated to be completed by June 2000.

         A summary of the restructuring costs recognized under the Plan and the Acquisition Integration Plan which are included in accrued expenses is provided below:


                                  Lease &         Severance                       Other
                                 Leasehold                       Acquisition      Asset
                                Improvement                       Incentive       Valuation
                                Abandonment                        Bonuses        Charges        Other       Total
                               --------------     -----------    ------------     ---------     --------    --------
        Acquisition
        Integration
        Plan Charge                   $2,800            $271          $1,350                      $ 735      $5,156
        Expenditures                  (1,068)           (115)           (740)                      (735)     (2,658)
                               --------------     -----------    ------------                   --------    --------
        Balance
        December 31, 1998              1,732             156             610                         --       2,498
        The Plan Charge                3,270           1,872              --          $625          300       6,067
        Expenditures                      (9)           (796)           (610)         (625)        (300)     (2,340)
                               --------------     -----------    ------------     ---------     --------    --------
        Balance
        December 31, 1999             $4,993          $1,232             $--           $--          $--      $6,225
                               ==============     ===========    ============     =========     ========    ========



10.      Reengineering Costs

         In the fourth quarter of 1997, the Company adopted a reengineering plan (the "Reengineering Plan") designed to provide additional system capacity to continue the Company's integrated growth strategy, further improve operating efficiencies within the organization and to make the Company's information technology systems Year 2000 compliant. Non-recurring charges related to the Reengineering Plan include costs related to developing and implementing a business process reengineering plan, implementing a new information technology system, writing off all capitalized costs associated with the Company's previous system, terminating contracts associated with certain 1996 acquisitions, consolidating redundant facilities and internal resource costs related to the implementation of the new information technology system and business process reengineering.

         The following table summarizes the costs of the Reengineering Plan:

Implementation of information technology system                 $     1,536
Internal resource costs incurred during reengineering
  development and implementation                                      1,159
Contract terminations and other location consolidation costs          2,889
                                                                -------------
                                                                $     5,584
                                                                =============



         As  of  December  31,  1999,   no  accrued   amounts   related  to  the
Reengineering Plan remain.

11.      Income Taxes

         The components of income (loss) before the provision (benefit) for income taxes are as follows:

                                   1999              1998              1997
                               -------------     -------------     -------------
       U.S. operations             $(18,777  )   $  12,603         $    950
       Foreign operations             2,882              539           --

                               -------------     -------------     -------------
                                   $(15,895  )   $  13,142         $    950
                               =============     =============     =============

         The provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 is comprised of the following:

                                   1999            1998             1997
                               ---------------  --------------  -------------
         Current:
            Federal            $      (3,832)   $       3,941   $         35
            State                       (762)             794             --
            Foreign                       134              66             --
                               ---------------  --------------  -------------
                                      (4,460)           4,801             35
                               ---------------  --------------  -------------
         Deferred:
            Federal                   (1,656)             601            475
            State                       (285)             113            140
            Foreign                        86              85             --
                               ---------------  --------------  -------------
                                      (1,855)             799            615
                               ---------------  --------------  -------------
                               $      (6,315)   $       5,600   $        650
                               ===============  ==============  =============


         The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to the provision for income taxes reported for the years ended December 31, 1999, 1998 and 1997:

                                           1999         1998          1997
                                        ------------ ------------  ------------
         Computed income taxes at
           federal statutory rate       $   (5,563)  $     4,600   $       323
         State income taxes, net of
           federal benefit                    (681)          590            91
         Non-deductible amortization            345          312           120
         Other nondeductible expenses           292          228           128
         Nontaxable investment income            --           --          (18)
         Foreign taxes                        (788)         (58)            --
         Other                                   80         (72)             6
                                        ------------ ------------  ------------
                                        $   (6,315)  $     5,600   $       650
                                        ============ ============  ============

         At December 31, 1999 and 1998, deferred income tax assets and liabilities consisted of the following components:

                                                              1999              1998
                                                         ----------------  ----------------
Current deferred income tax asset (liability):
  Accounts receivable                                    $           709   $           237
  Inventory                                                        1,156             1,772
  Acquisition liabilities, current                                 1,132             (377)
  Reengineering costs                                              1,904               317
  Other                                                            (231)             1,227
                                                         ----------------  ----------------
                                                                   4,670             3,176
                                                         ----------------  ----------------
Long-term deferred income tax asset (liability):
  Property and equipment                                           (230)             (106)
  Intangibles                                                    (2,545)           (1,891)
  Gain on sale of product lines                                    (216)             (216)
   Net Operating Loss                                              3,570
  Acquisition liabilities, noncurrent                                 --             1,991
                                                         ----------------  ----------------
                                                                     579             (222)
                                                         ----------------  ----------------
       Net deferred income tax asset                     $         5,249   $         2,954
                                                         ================  ================


         At December 31, 1999, the Company has approximately $3,100 in net operating loss carry forwards. The federal net operating loss carry forwards of approximately $2,900 expires in the year 2019. The state net operating loss carry forwards of approximately $500 expires in years from 2002 through 2019.


12.      Stock Options

         In January 1995, the Company adopted the 1995 Stock Incentive Plan (the "1995 Plan") and the Directors' Option Plan (the "Directors Plan") which authorizes the granting of options to officers, key employees and directors to purchase unissued common stock of the Company subject to certain conditions, such as continued service. The 1995 Plan and the Directors Plan initially authorized the granting of up to 1,200,000 and 100,000 options to purchase common stock, respectively.

         In February 1996, the Company adopted the 1996 Employee Stock Incentive Plan (the "1996 Plan"), which authorized the granting of an additional 1,200,000 options to purchase common stock of the Company. Stockholders approved the adoption of the 1996 Plan in May, 1996.

         Subsequent to the adoption of the 1996 Plan and the Directors Plan, amendments were approved to increase the number of shares of stock available for grant under the plans. Currently, the number of shares reserved for issuance under the 1996 Plan and the Directors Plan are 3,800,000 and 500,000, respectively.

         The option price of options granted under these plans is equal to the fair market value on the date of grant. All outstanding options vest ratably over periods ranging from three to five years.

         A summary of information related to these options for the years ended December 31, 1999, 1998 and 1997 follows (shares in thousands):


                                                    1999                     1998                     1997
                                          -------------------------- ---------------------- -------------------------
                                            Shares      Weighted      Shares    Weighted     Shares      Weighted
                                                         Average                Average                   Average
                                                        Exercise                Exercise                 Exercise
                                                       Price/Share            Price/Share               Price/Share
                                          -------------------------- ---------------------- ---------- --------------

         Outstanding, beginning of year         3,921         $9.24     2,186        $7.19      1,668          $7.10
           Granted                              1,338          4.80     1,756         9.97        545          13.73
           Exercised/Canceled                     (96)         5.34       (21)        6.11        (27)          7.04
                                          -------------------------- ---------------------- ---------- --------------
         Outstanding, end of year               5,163         $8.13     3,921        $9.24      2,186          $7.19
                                          ========================== ====================== ========== ==============

         Available for grant, end of year         321                     329                   1,080
                                          ============               =========              ==========

         Price range at end of year          $3.00 to                $3.00 to                $3.00 to
                                               $16.87                  $16.87                  $16.87
                                          ============               =========              ==========

         Price range for exercised           $3.00 to                $3.00 to                $3.00 to
                                                $8.50                   $9.00                   $8.75
                                          ------------               ---------              ----------

         Weighted-average fair value of
           options granted during the year      $ 916                  $3,955                  $2,239
                                          ============               =========              ==========




                                                  Weighted
                                                  Average     Weighted Average
                                                 Remaining     Exercise Price
Price per Share    Number         Number        Contractual       per Share
                 Outstanding    Exercisable         Life
--------------- -----------------------------  -------------  ------------------
$3.00 to $ 4.50          1,524           272     8.9 years               $ 4.28
$4.51 to $ 7.00          1,121           577     8.0 years                 5.86
$7.01 to $ 9.00            948           613     6.7 years                 8.67
$9.01 to $17.00          1,570           680     8.2 years                12.70
                -----------------------------                 ------------------
                         5,163         2,142                             $ 7.99
                =============================                 ==================

         SFAS No. 123 requires the Company to disclose pro forma net income and earnings per share determined as if the Company had accounted for stock-based compensation awards granted after December 31, 1994 under the fair value method described in that statement. For purposes of this disclosure, the fair value of options under SFAS No. 123 were estimated at each grant date using a Black-Scholes option pricing model, the most commonly used model, and the following assumptions: risk-free interest rates from 4.2% to 7.2%, a dividend yield of zero, a volatility factor of the expected market price of the Company's common stock of 26% to 28%, and an expected option life of three to six years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company's employee stock options have characteristics significantly different from those of traded options, including vesting requirements and restrictions on transfer. Because of these differences and the impact of the Company's limited history, lack of comparable public companies, the Company's rapid growth and the significant volatility in stock price since its initial public offering, management believes that the Black-Scholes model may not provide a reliable measure of the fair value of the Company's employee stock options.

         The Company's results as reported and its pro forma results using the valuation model discussed above are as follows:

                                                                    1999             1998             1997
                                                               ---------------  ---------------  ---------------

         Net income (loss)                                         $ (10,180)        $  7,542          $   300
                                                                ==============  ==============   ==============
         Net income (loss), pro forma                              $ (11,096)        $  5,631       $  (1,939)
                                                                ==============  ==============   ==============

         Earnings per common share, as reported:
           Basic                                                    $  (0.41)        $   0.31           $   --
                                                                ==============  ==============   ==============
           Diluted                                                  $  (0.41)        $   0.30           $   --
                                                                ==============  ==============   ==============
         Earnings (loss) per common share, pro forma:
           Basic                                                    $  (0.44)        $   0.23        $  (0.11)
                                                                ==============  ==============   ==============
           Diluted                                                  $  (0.44)        $   0.23        $  (0.11)
                                                                ==============  ==============   ==============

13.      Acquisitions

         In September 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Texcan Cables Limited, Texcan Cables, Inc. and Texcan Cables International, Inc. (collectively referred to as "Texcan"). Headquartered in Vancouver, British Columbia, Texcan is a specialist in the distribution of wire, cable, fiber optics and connectivity products. Texcan has 13 locations throughout Canada and seven locations in the United States. The aggregate purchase price was approximately $56,900 and consisted of 1,404 shares of common stock; 20 shares of Series B Preferred Stock; and approximately $27,000 in cash. In addition, the Company repaid approximately $12,000 of Texcan bank indebtedness upon closing.

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

         ("Connectivity") bank debt by the Company. In addition, the Company entered into a supply agreement with Connectivity.

         In March 1997, the Company purchased all of the issued and outstanding common stock of Security Supply, Inc. ("Security Supply") of New Orleans, Louisiana. Security Supply is a distributor of alarm, security and life safety products in Louisiana and surrounding states. The purchase price was approximately $2,000 payable in cash and common stock.

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

14.      Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for each of the years ended December 31, 1999, 1998 and 1997:


                                                                           1999          1998           1997
                                                                      -------------  ------------  -------------
          Numerator:
             Net income (loss)                                            $  (9,820)      $ 7,542         $  300
             Less:  dividend on preferred stock                                (600)         (168)          (296)
                                                                        ------------   -----------   ------------
             Net income (loss) available to common stockholders          $  (10,420)      $ 7,374           $  4
                                                                        ============   ===========   ============

          Denominator:
             Denominator  for  basic  earnings  per  share  -  weighted
             average common shares outstanding                               25,113        23,918         17,476
             Plus:
                Effect of assumed conversion of
             convertible  preferred stock                                        --           388             --
                Effect of employee stock options and warrants                    --           510             --
                                                                        ------------   -----------   ------------
                                                                             25,113        24,816         17,476
                                                                        ============   ===========   ============
          Earnings per share:
             Basic                                                         $ (0.41)      $   0.31          $ --

                                                                        ============   ===========   ============
             Diluted                                                       $ (0.41)      $   0.30          $ --
                                                                        ============   ===========   ============


15.      Commitments and Contingencies

         Employment Agreements
         Subsequent to the end of the year, the Company entered into new employment agreements with certain officers. In the event of a change in control, as defined in these agreements, within five (5) years from the date of the agreements, the Company is required to pay to each executive a transaction bonus. The transaction bonuses under these agreements would total $3,750. These transaction bonuses would become due whether or not the executives are employed by the Company at the time of the change in control. In addition, if an executive is terminated without cause or quits for good reason, the Company will be obligated to pay the executives two-thirds of the remaining base salary and bonus due under the agreements and provide certain benefits to such executives in exchange for each executive's covenant not to compete against the Company for as long as five years. The total base salary due to these executives in 2000 is $1,250.

         Operating Leases

         The Company leases certain warehouse and office facilities and equipment under operating leases. Rental expense under the leases was approximately $6,880, $5,521, and $3,216 for the years ended December 31, 1999, 1998 and 1997, respectively. Approximate minimum annual lease payments required on noncancelable leases having initial or remaining lease terms in excess of one year as of December 31, 1999 are as follows:

         Year                   Amount
-------------------          ------------

2000                              $6,681
2001                               5,941
2002                               4,905
2003                               3,512
2004                               1,886
Thereafter                         5,655
                             ------------

Total                            $28,580
                            ===============


         The Company is also obligated to pay certain taxes and assessments relating to these leases. Certain leases contain renewal options. Certain amounts for noncancelable leases that the Company has obligations for are not occupied and are being charged against accrued abandonment reserves discussed in Note 9.

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

         Total Company contributions to the plans were approximately $225, $194, and $113 in 1999, 1998 and 1997, respectively.

         Litigation

         During the second quarter of 1999, the Company reached an agreement to settle a civil lawsuit stemming from the March 1997 disposition of a non-strategic cable assembly product line. In connection with the settlement, the Company recognized a charge of approximately $1,400.

         The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of management, the amount of any liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

16.      Supplemental Cash Flow Information

         The following is a summary of the noncash investing and financing for the years ended December 31, 1999, 1998 and 1997:

                                                                       1999            1998             1997
                                                                  --------------- ---------------  ---------------
         Acquisitions:
           Fair value of assets acquired                          $        1,732  $       97,627   $      108,591
           Acquisition liabilities and costs                              (1,732)        (7,802)          (8,843)
           Bank debt assumed                                                            (12,686)         (16,818)
           Other liabilities assumed                                                    (12,545)         (27,164)
           Convertible preferred stock issued                                           (20,000)               --
           Common stock issued                                                          (14,581)         (21,627)
                                                                   --------------   -------------   --------------
           Cash paid                                                          --          30,013           34,139
           Less:  cash acquired                                               --           (105)            (338)
                                                                   --------------   -------------   --------------
                                                                  $           --  $       29,908   $       33,801
                                                                   ==============

         Dispositions:
           Value of assets disposed of, net of transaction costs  $          258  $        5,627   $          117
                                                                  =============== ===============  ===============

           Short term receivable due                                              $        2,927
                                                                                  ===============
           Notes receivable accepted                                                               $          400
                                                                                                   ===============
         Conversion of Preferred Stock:
           Conversion to Common Stock                                                                      27,000
                                                                                                   ===============
           Payment of dividends in Common Stock                                                               297
                                                                                                   ===============

17.      Related Party Transaction

         One of the Company's directors is the Chief Executive Officer of an insurance brokerage company that is used by the Company.

18.      Quarterly Operating Results (unaudited)
         Anicom's unaudited quarterly operating results for 1999 and 1998 are as follows:


                                                               Three Months Ended
                     -------------------------------------------------------------------------------------------------------
                     12/31/99       9/30/99       6/30/99      3/31/99     12/31/98     9/30/98      6/30/98       3/31/98
                     ----------    ----------     ---------    --------    ---------    ---------    ---------    ----------
       Net sales      $134,213      $133,522      $131,744     $137,242    $130,859     $124,071     $113,252      $102,099
                     ==========    ==========     =========    ========    =========    =========    =========    ==========
       Gross profit   $ 28,020       $20,444       $29,430     $30,480       29,894       26,906       25,187        22,680
                     ==========    ==========     =========    ========    =========    =========    =========    ==========
       Operating
       earnings
       (loss)           $  191     $(18,684)        $2,291      $6,627        5,253          830        5,150         4,652
                     ==========    ==========     =========    ========    =========    =========    =========    ==========
       Net income
       (loss)         $ (1,301)    $(12,422)          $780      $3,123      $ 2,150       $ (88)       $2,813       $ 2,667
                     ==========    ==========     =========    ========    =========    =========    =========    ==========
       Earnings
       (loss) per
       share:
          Basic       $  (0.05)      $(0.50)         $0.03       $0.12        $0.08         $ --        $0.12         $0.12
                     ==========    ==========     =========    ========    =========    =========    =========    ==========
          Diluted     $  (0.05)      $(0.50)         $0.03       $0.12        $0.08         $ --        $0.12         $0.11
                     ==========    ==========     =========    ========    =========    =========    =========    ==========

                                  Anicom, Inc.
                 Schedule II - Valuation and Qualifying Accounts
              For the years ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                             1999          1998         1997
                                          -----------  ------------  -----------
  Allowance for Doubtful Accounts
  Balance, beginning of year                  $4,140      $ 2,442        $  980
  Additions                                    3,698        2,406         2,183
  Write-offs, net of recoveries               (5,135)        (708)         (721)
                                           ----------   ----------   -----------
  Balance, end of year                        $2,703       $4,140       $ 2,442
                                           ==========   ==========   ===========

Inventory Valuation Allowance
  Balance, beginning of year                  $2,437      $ 2,276        $  300
  Additions                                    7,504        2,134         2,694
  Write-offs                                  (6,933)      (1,973)         (718)
                                           ----------   ----------   -----------
  Balance end of year                         $3,008       $2,437       $ 2,276
                                           ==========   ==========   ===========

                                   SIGNATURES
         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

                                            ANICOM, INC.

                                            By:     /s/ SCOTT C. ANIXTER
                                                    ----------------------------

                                                    Scott C. Anixter
                                                    Chairman of the Board

         This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                Title                           Date
---------------------------    ------------------------------  -----------------


                                Chairman of the
      /s/ SCOTT C. ANIXTER      Board and a Director            March  30, 2000
---------------------------
        Scott C. Anixter


      /s/ ALAN B. ANIXTER      Director                         March  30, 2000
---------------------------
        Alan B. Anixter


                               President, Chief Executive
                               Officer and a Director
       /s/ CARL E. PUTNAM      (Principal Executive Officer)    March  30, 2000
---------------------------
         Carl E. Putnam


                               Senior Executive Vice President
                               Chief Financial Officer
                               and a Director (Principal
                               Financial and Accounting         March  30, 2000
     /s/ DONALD C. WELCHKO     Officer)
---------------------------
       Donald C. Welchko

      /s/ WILLIAM ANIXTER      Director                         March  30, 2000
---------------------------
        William Anixter


     /s/ PETER H. HUIZENGA     Director                         March  30, 2000
---------------------------
       Peter H. Huizenga

       /s/ IRA J. KAUFMAN      Director                         March  30, 2000
---------------------------
         Ira J. Kaufman


      /s/ THOMAS J. REIMAN     Director                         March  30, 2000
---------------------------
        Thomas J. Reiman

       /s/ MICHAEL SEGAL       Director                         March  30, 2000
---------------------------
         Michael Segal


        /s/ LEE B. STERN       Director                         March  30, 2000
---------------------------
          Lee B. Stern