Form 10-Q
period 2000-03-31
ANICOM INC
filed 2000-05-15
CIK 935802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 2000

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

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share as of May 12, 2000 was 25,171,261.

PART I.  --  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  ANICOM, INC.

                      Condensed Consolidated Balance Sheet

                      (In thousands, except per share data)

                                                               March 31,     December
                                                                  2000          31,
                                                              (Unaudited)      1999
                                                               ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents ...............................   $   1,982    $   1,928
   Accounts receivable, less allowance for doubtful
     accounts of $2,783 and $2,703, respectively ...........     123,953      113,729
   Inventory, primarily finished goods .....................     106,085      105,488
   Other current assets ....................................      20,586       22,917
                                                               ---------    ---------
         Total current assets ..............................     252,606      244,062
Property and equipment, net ................................      10,985       11,005
Goodwill, net of accumulated amortization of $8,234 and
   $7,376, respectively ....................................     126,843      127,701
Other assets ...............................................         929          929
                                                               ---------    ---------
         Total assets ......................................   $ 391,363    $ 383,697
                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable ........................................   $  82,611    $  66,485
   Accrued expenses, acquisition and other liabilities .....       9,000        8,598
   Long-term debt, current portion .........................         191          195
                                                               ---------    ---------
         Total current liabilities .........................      91,802       75,278
Long-term debt, net of current portion .....................     116,122      125,359
Other liabilities ..........................................       5,851        6,211
                                                               ---------    ---------
         Total liabilities .................................     213,775      206,848
                                                               ---------    ---------

Commitments and contingencies

Convertible  redeemable  preferred  stock,  series B,
    par value  $.01 per share,
    liquidation value $1,000 per share; 20 shares
    authorized, issued and outstanding .....................      20,000       20,000
                                                               ---------    ---------

Stockholders' equity:
   Common stock, par value $.001 per share;
     100,000 shares  authorized, 25,171
     and 24,796 shares issued and
     outstanding, respectively .............................          17           17
   Preferred stock, series C, par value $.01 per share;
     50 shares authorized; no shares issued and outstanding         --           --
   Preferred stock, undesignated, par value $.01 per share;
     903 shares authorized; no shares issued and outstanding        --           --
   Treasury stock, 425 and 344 shares, respectively ........      (1,971)      (1,560)
   Additional paid-in capital ..............................     156,096      155,900
   Retained earnings .......................................       1,079          177
   Other comprehensive income ..............................       2,367        2,315
                                                               ---------    ---------
         Total stockholders' equity ........................     157,588      156,849
                                                               ---------    ---------
         Total liabilities and stockholders' equity ........   $ 391,363    $ 383,697
                                                               =========    =========


                   The  accompanying   notes  are  an  integral  part  of  these
condensed consolidated financial statements.

                                  ANICOM, INC.

                 Condensed Consolidated Statements of Operations

                      (In thousands, except per share data)

                                             For the Three Months Ended
                                                      March 31,
                                                     (Unaudited)
                                         ------------------------------------
                                                2000        1999

Net sales                                     $145,523   $137,242
Cost of sales                                  115,189    106,762
                                              --------   --------
Gross profit                                    30,334     30,480
                                              --------   --------

Operating expenses:
  Selling                                       13,416     12,223
  General and administrative                    12,733     11,630
                                              --------   --------
      Total operating expenses                  26,149     23,853
                                              --------   --------

Income from operations                           4,185      6,627
Interest expense, net                            2,503      1,478
                                              --------   --------
Income before income taxes                       1,682      5,149

Income tax provision                               632      2,026
                                              --------   --------

Net income                                       1,050      3,123

Less:  dividend on preferred stock
                                                   150        148
                                              --------   --------

Net income available to common stockholders   $    900   $  2,975
                                              ========   ========

Earnings per common share:
  Basic                                       $   0.04   $   0.12
                                              ========   ========
  Diluted                                     $   0.04   $   0.12
                                              ========   ========

Weighted average common shares outstanding:

  Basic                                         25,104     25,097
                                              ========   ========
  Diluted                                       26,912     27,095
                                              ========   ========




                   The  accompanying   notes  are  an  integral  part  of  these
condensed consolidated financial statements.

                                  ANICOM, INC.

                 Condensed Consolidated Statements of Cash Flows

                      (In thousands, except per share data)

                                                      For the Three Months Ended
                                                                  March 31,
                                                                 (Unaudited)
                                                         -----------------------
                                                               2000        1999
Cash flows from operating activities:
   Net income                                              $    900    $  2,975
   Adjustments to reconcile net income to net cash
     provided by (used in) operating  activities:
         Depreciation and amortization                        1,618       1,423
         Treasury Stock                                        (411)       --
         Provision for doubtful accounts                        444         446
   Increase (decrease) in cash attributable to
     changes in assets and liabilities:
         Accounts receivable                                (10,667)    (23,191)
         Inventory                                             (596)      6,146
         Other assets                                         2,382      (1,028)
         Accounts payable                                    16,126       9,927
         Accrued expenses                                       108      (1,899)
                                                           --------     --------
      Net cash provided by (used in) operating
         activities                                           9,904      (5,201)
                                                           --------     --------

Cash flows from investing activities:
   Purchase of property and equipment                          (805)       (362)
   Other                                                       --           642
                                                           --------     --------
      Net cash provided by (used in) investing
         activities                                            (805)        280
                                                           --------     --------

Cash flows from financing activities:
   Payment of long-term debt and assumed bank debt          (40,191)    (19,507)
   Proceeds from long-term debt                              30,950      24,900
   Other                                                        196        --
                                                           --------     --------
      Net cash provided by (used in) financing
         activities                                          (9,045)      5,393
                                                           --------     --------

Net increase in cash and cash equivalents                        54         472

Cash and cash equivalents, beginning of period                1,928       2,589
                                                           --------     --------
Cash and cash equivalents, end of period                   $  1,982    $  3,061
                                                           ========     ========


                   The  accompanying   notes  are  an  integral  part  of  these
condensed consolidated financial statements.

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

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

3.       Restructuring and Other One-Time Charges

         During the third quarter of 1999, Anicom's management and Board of Directors approved a companywide restructuring plan, which includes accelerating the implementation of eight distribution centers. As part of the restructuring, Anicom has consolidated its 75 North American locations into 61 facilities, downsized 12 other locations and reduced its workforce of approximately 1,200 by about 10 percent (cumulatively referred to as the "Plan").

         In connection with exiting or downsizing locations, Anicom is in the process of actively seeking to sublease or negotiate buyouts where practicable. In some instances the length of the remaining term, unfavorable market conditions or location or Anicom's inability to negotiate a sublease or buyout under mutually agreeable terms may result in the facility remaining idle until the expiration of the lease. Remaining lease terms range from April 2000 to January 2007. Reductions in workforce principally impacted warehouse and administrative employees. Notice of workforce reductions was given on September 30, 1999. No portion of the severance accrual was paid as of that date.

3.       Restructuring and Other One-Time Charges (continued)

         A summary of the restructuring costs recognized under the Plan, which are included in accrued expenses, is provided below:

                                       Lease & Leasehold
                                         Improvement
                                         Abandonment     Severance     Total

Balance December 31, 1999                    $ 4,993       $ 1,232    $ 6,225
Expenditures                                    (473)         (461)      (934)
                                          -----------------------------------
Balance March 31, 2000                       $ 4,520       $   771    $ 5,291
                                          ===================================


4.       Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999:


                                                            2000        1999
                                                          --------    --------
Numerator:
   Net income                                             $  1,050    $  3,123
   Less:  dividend on preferred stock                         (150)       (148)
                                                          --------    --------
   Net income available to common stockholders            $    900    $  2,975
                                                          ========    ========
Denominator:
  Denominator for basic earnings per share -
   weighted average common
   shares outstanding                                       25,104      25,097
   Plus:
     Effect of assumed conversion of convertible
       preferred stock                                       1,404       1,404
     Effect of employee stock options and warrants             404         594
                                                          --------    --------
                                                            26,912      27,095
                                                          ========    ========

Basic earnings per share                                  $   0.04    $   0.12
                                                          ========    ========

Diluted earnings per share                                $   0.04    $   0.12
                                                          ========    ========

5.        Comprehensive Income

          The following table sets forth comprehensive income for the three months ended March 31, 2000 and 1999:

                                                        For the Three Months
                                                          Ended March 31,
                                                        --------------------
                                                           2000     1999

Net income                                               $1,050   $3,123
Foreign currency translation adjustment                      52      676
                                                         ------   ------
Total comprehensive income                               $1,102   $3,799
                                                         ======   ======


6.       Stockholder Rights Plan

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

         In October 1999, Anicom's Board of Directors approved a request made during September 1999 by The State of Wisconsin Investment Board permitting it to acquire up to 20% of the Company's outstanding Common Stock without triggering the Company's Rights Plan.

7.       Recent Accounting Developments

         In December 1999, the SEC issued Staff Accounting Bulletin Number ("SAB No.") 101, "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition. The Company is currently evaluating the applicability and therefore, the impact, if any, that SAB No. 101 may have on its current revenue recognition policies. Although the Company has not yet determined whether SAB No.101 will require any changes in its revenue recognition practices, management expects that any such changes would be accounted for prospectively as a cumulative effect of a change in accounting policy as permitted by the SAB No.
         101. The SEC requires implementation of any changes resulting from SAB No. 101 (as amended by SAB 101A) to be reflected in the Company's second quarter 2000 financial statements. Implementation of changes resulting from SAB No. 101 could impact results of operations in the second and third quarters of 2000. However, management does not expect that any changes in its accounting policies as a result of SAB No. 101 will have a material impact on its 2000 operating results and management believes that any such change will have no impact on the Company's previously reported financial position or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth selected income statement data of Anicom expressed as a percentage of net sales for the periods indicated:

                                                         For the Three
                                                          Months Ended
                                                            March 31,
                                                    ----------------------
                                                     2000            1999
Income Statement Data:
     Net sales                                      100.0%           100.0%
     Cost of goods sold                              79.1            77.8
                                                    ------          ------
     Gross profit                                    20.9            22.2
                                                    ------          ------
     Operating expenses:
         Selling expenses                             9.2             8.9
         General and administrative expenses          8.8             8.5
                                                    ------          ------
     Income from operations                           2.9             4.8
     Interest expense, net                           (1.7)           (1.1)
                                                    ------          ------
     Income before income taxes                       1.2             3.8
     Income tax provision                             0.5             1.5
                                                    ------          ------
     Net income                                       0.7             2.3
   Less:  Dividend on preferred stock                (0.1)           (0.1)
                                                    ------          ------
   Net income available to common shareholders        0.6%            2.2%
                                                    ======          ======
__________________
Note:  Percentages may not sum due to rounding.

         Results of Operations for the Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

         Net sales for the quarter ended March 31, 2000 increased to a record $145.5 million, a 6.0% increase over net sales of $137.2 million in the first quarter of 1999. This increase is primarily attributable to internal growth, which has led to new customers, new products, increased market share, expanded market penetration and increased volume with existing customers.

         Gross profit for the three months ended March 31, 2000 decreased by $0.2 million to $30.3 million versus $30.5 million for the three months ended March 31, 1999. This decrease resulted from the Company's Canadian operations (which traditionally operate at lower gross profit levels) occupying a greater proportion of the total revenue for the quarter, plus revenue from the arrangement with Metricom, which is at lower than normal gross profit levels. As a percentage of net sales, gross profit was 20.9% and 22.2% for the three months ended March 31, 2000 and 1999, respectively.

         Selling expenses as a percentage of net sales increased slightly to 9.2% for the three months ended March 31, 2000 from 8.9% for the three months ended March 31, 1999. Selling expenses increased by $1.2 million for the three months ended March 31, 2000 compared to the same period in 1999. This increase relates to variable expenses associated with the higher sales volume.

         General and administrative expenses increased from $11.6 million for the three months ended March 31, 1999 to $12.7 million for the three months ended March 31, 2000. These expenses as a percentage of net sales increased to 8.8% for the three months ended March 31, 2000 from 8.5% for the same period in 1999. This increase is principally the result of costs incurred in the continuation of implementing the Platinum Distribution System.

         For the three months ended March 31, 2000 interest expense increased to $2.5 million compared to $1.5 million for the same period in 1999, principally reflecting increased borrowings under the Company's credit facility to fund the sales growth experienced during the first quarter of 2000.

         The provision for income taxes decreased to $0.6 million for the three months ended March 31, 2000 from $2.0 million for the same period in 1999. The decrease is a result of the decrease in income before income taxes. For the three months ended March 31, 2000 the provision for income taxes, as a percentage of income before income taxes, decreased to 37.6% from 39.3% for the same period in 1999.

         Net income for the three months ended March 31, 2000 was $1.1 million as compared to $3.1 million for the same period in 1999. For the three months ended March 31, 2000 basic and diluted earnings per common share were $0.04 compared to $0.12 for the same period in 1999.

Liquidity and Capital Resources

         Management believes that cash flows from operations and borrowings available under the Multicurrency Credit Agreement (the "Facility"), entered into in December 1999 with its then current bank group and other lenders, will be sufficient to fund current operations, and its planned integrated growth strategy. The Company does not currently have any significant long-term capital requirements that it believes cannot be funded from operations or the Facility discussed above. However, in connection with its acquisition and integrated growth strategy, the Company's capital requirements may change based upon various factors, primarily related to the timing of acquisitions and the consideration to be used as purchase price. The Company continues to examine opportunities to raise funds through the issuance of additional equity or debt securities through private placements or public offerings and to increase its available line of credit.

         The Facility resulted in a 25% increase in available borrowings to $150 million from the $120 million available under its previous revolving credit facility (the "Prior Facility"). The Facility provides for borrowings of up to $15 million in currencies other than U.S. dollars. It also provides for various interest rate options, determined from time to time, based upon certain of the Company's financial ratios, as defined. The Facility expires in July 2001 with extensions available at the option of the Company and the lenders through July 2003. The Facility contains certain financial covenants, including minimum tangible net worth and EBITDA, interest coverage, leverage and debt to earnings ratios. As of March 31, 2000, the Company did not comply with the interest coverage ratio and the leverage coverage ratio covenants and obtained a waiver of compliance for those covenants dated May 12, 2000. The Facility is secured by the Company's receivables and inventory, with eligible advance rates of 85% and 60%, respectively. Prior to the closing of the Facility, Anicom obtained a waiver of compliance under the Prior Facility dated September 30, 1999.

         As of March 31, 2000, Anicom had working capital of approximately $160.8 million as compared to $168.8 million as of December 31, 1999. At March 31, 2000, amounts outstanding under the Facility were approximately $115.9 million.

         During the three months ended March 31, 2000, operating activities provided $9.9 million of cash compared to using $5.2 million during the same period in 1999. This was primarily caused by an increase in accounts payable of $16.1 million being offset by an increase in receivables of $10.7 million for the first quarter of 2000. For the period ended March 31, 1999 accounts payable and accrued liabilities increased by $8.0 million, accounts receivable increased by $23.2 million, and inventories decreased by $6.1 million.

         During the three months ended March 31, 2000 cash flows from investing activities used $0.8 million compared to providing approximately $0.3 million during the same period in 1999. This increase is a result of a favorable purchase price adjustment from a previous acquisition the Company recorded in 1999.

         During the three months ended March 31, 2000 cash flows from financing activities used approximately $9.0 million compared to generating $5.4 million for the same period in 1999. The decrease related to a reduction of approximately $9.2 million (7.3%) in borrowings under the Facility in the first quarter of 2000 compared to an increase of approximately $6.1 million (7.2%) for the first quarter of 1999.

Inflation

         Although the operations of Anicom are influenced by general economic conditions, Anicom does not believe that inflation had a material effect on the results of the operations during the first quarter of 2000.

Seasonality

         In the fourth quarter, Anicom has historically experienced, and expects to experience in future years, a modest decrease in the level of activity among many of its customers around the Thanksgiving and Christmas holidays.

Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

         In compliance with the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995, the Company notes the statements contained in this quarterly report that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties more fully described in Anicom's filings with the Securities and Exchange Commission including, without limitation, those described herein and under the caption "Factors That Could Affect Our Operations" in Anicom's Annual Report on Form 10-K for the year ended December 31, 1999. Whenever possible, the Company has identified these forward looking statements by words such as "believe," "feel," "anticipate," "expect" and similar expressions used in this quarterly report as they relate to Anicom or its management. Anicom wishes to caution readers of this quarterly report that these risks and uncertainties could cause Anicom's actual results in 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Anicom. These risks and uncertainties include, without limitation, Anicom's limited operating history on which expectations regarding its future performance can be based, general economic and business conditions affecting the industries of Anicom's customers in existing and new geographical markets, competition from, among others, national and regional distributors that have greater financial, technical and marketing resources and distribution capabilities than Anicom, the availability of sufficient capital, Anicom's ability to identify the right product mix, to maintain sufficient inventory to meet customer demand, the effects of any changes in accounting practices, Anicom's ability to successfully acquire and integrate the operations of additional businesses and Anicom's ability to operate effectively in geographical areas in which it has no prior experience.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          The Company's Facility is priced on a floating rate basis at either a spread over LIBOR or under the credit facility agent's Domestic Rate which is tied to the U.S. Prime Rate. The rate used is subject to selection by the Company based on the terms of the Facility. Accordingly, any movement in LIBOR or the Domestic Rate will impact the Company's interest expense. The outstanding balance under the Facility at March 31, 2000 was $115.9 million. Based on this balance, a hypothetical 10% increase in LIBOR would result in an increase in annual interest expense of approximately $0.9 million. The Company has not historically used interest rate swaps, caps or other derivative financial instruments for the purpose of hedging fluctuations in interest rates on its floating rate debt. Consequently, increases in interest rates could have a material adverse effect on the Company's future results.

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

PART II  -- OTHER INFORMATION

Item     6. Exhibits and Reports on Form 8-K

(a)      Exhibits.

           The following exhibits are filed with this report:

                Exhibit No.

                  10.14 Form of Executive Employment Agreement between Anicom and Thomas J. Reiman.

                  10.15 Form of Amended and Restated Executive Employment Agreement between Anicom and Scott C. Anixter.

                  10.16 Form of Amended and Restated Executive Employment Agreement between Anicom and Carl E. Putnam.

                  10.17 Form of Amended and Restated Executive Employment Agreement between Anicom and Donald C. Welchko.

                  27       Financial data schedule

(b)        Reports on Form 8-K.

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ANICOM, INC.

Dated:   May 15, 2000                By:      /S/ DONALD C. WELCHKO
                                              ---------------------

                                              Donald C. Welchko
                                              Senior   Executive
                                              Vice   President  and  Chief
                                              Financial Officer

                                  ANICOM, INC.

                                INDEX TO EXHIBITS
Exhibit No.                                                             Page(s)

  10.14 Form of Executive Employment Agreement between Anicom and Thomas J. Reiman.

  10.15    Form of Amended  and  Restated  Executive  Employment
           Agreement between Anicom and Scott C. Anixter.

  10.16    Form of Amended  and  Restated  Executive  Employment
           Agreement between Anicom and Carl E. Putnam.

  10.17    Form of Amended  and  Restated  Executive  Employment
           Agreement between Anicom and Donald C. Welchko.

  27       Financial data schedule